Form 10QSB
period 1996-03-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1996-05-08
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

     [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    MARCH 31, 1996
                                       --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
         for the transition period .................... to .....................



               Commission file number.................000-24470


                      NATIONAL ENVIRONMENTAL SERVICE CO.
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

          Oklahoma                              73-1296420
          --------                              ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

                 12331 East 60th Street, Tulsa, Oklahoma 74l46
                 ---------------------------------------------
                   (Address of principal executive offices)



                                (918)-250-2227
                                --------------
                         (Insurer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   X   No      .
                                                      -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996:

                                             Number of shares
          Title of Class                        Outstanding
          --------------                        -----------
     Common Stock, $.01 Par Value                5,757,627


      Traditional Small Business Issuer Format (Check one): Yes     No  X
                                                                ---    ---

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                                                                PAGE

FINANCIAL INFORMATION:

Consolidated Balance Sheet
     March 31, 1996                                              3

Consolidated Statements of Income
     Three Months Ended March 31, 1996 and 1995                  4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995                  5

Notes to Consolidated Financial Statements                       6

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                7


                                    PART II

OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                   8

     Signatures                                                  9

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS

Current assets:
     Cash                                                            $   13
     Accounts receivable:
       Trade, net of allowance for doubtful accounts of $44           2,217
     Refundable income taxes                                            145
     Costs in excess of billings and estimated earnings on
       uncompleted contracts                                            590
     Inventories                                                        767
     Prepaid Expenses                                                    69
                                                                     ------
     Total current assets                                             3,801
                                                                     ------
Property and equipment, at cost                                       2,675
     Less accumulated depreciation                                     (912)
                                                                     ------
     Property and equipment, net                                      1,763
                                                                     ------
Other assets                                                             28
                                                                     ------
Total assets                                                         $5,592
                                                                     ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations                     $  693
     Accounts payable                                                 1,264
     Accrued liabilities                                                 57
                                                                     ------
     Total current liabilities                                        2,014
                                                                     ------
Long-term obligations                                                 1,613
                                                                     ------
Deferred income taxes                                                    30
                                                                     ------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
       none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
       issued and outstanding 5,786,143 shares, including treasury
       shares                                                            58
     Additional paid-in capital                                       1,790
     Retained Earnings                                                  161
     Common stock in Treasury, at cost, 28,516 shares                   (74)
                                                                     ------
     Total shareholders' equity                                       1,935
                                                                     ------
Total liabilities and shareholders' equity                           $5,592
                                                                     ======

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                     1996      1995
                                                   --------  --------

Revenues                                            $1,327    $2,063

Costs and Expenses                                     975     1,210
Selling, general and administrative expenses           762       591
                                                    ------    ------

Income (loss) from operations                         (410)      262

Other income                                            11        12
Interest expense                                      ( 50)      (21)
                                                    ------    ------

Income (loss) before provision for income taxes       (449)      253

Provision for (benefit from) income taxes             (145)       98
                                                    ------    ------

Net Income (loss)                                   $ (304)   $  155
                                                    ======    ======

Net Income (loss) per share                         $(0.05)    $0.03
                                                    ======    ======


The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)

                                                           1996     1995
                                                          -------  ------
Operating activities
 Net Income (loss)                                        $ (304)  $ 155
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                34      67
  Change in:
   Accounts receivable                                        52    (369)
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                        (51)      -
   Inventories                                              (314)    (83)
   Prepaid expenses                                           35      30
   Accounts payable                                          265     185
   Accrued liabilities                                      (127)     77
                                                          ------   -----

Net cash provided by (used in) operating activities         (410)     62
                                                          ------   -----

Investing activities
 Increase in accounts receivable from
  stockholders and affiliates                                  -    (132)
 Purchases of property, plant and equipment                  (82)   (345)
                                                          ------   -----
Net cash used in investing activities                        (82)   (477)
                                                          ------   -----

Financing activities:
 Proceeds from notes payable and long-term obligations     1,066     910
 Principal payments on notes and long term obligations      (394)   (512)
 Proceeds from common stock                                    -      92
 Purchase of treasury stock                                   (3)      -
 Cash dividends paid                                        (173)      -
                                                          ------   -----
Net cash provided by financing activities                    496     490
                                                          ------   -----

Increase in cash                                               4      75

Cash, beginning of period                                      9     212
                                                          ------   -----

Cash, end of period                                       $   13   $ 287
                                                          ======   =====

The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  ACQUISITION

     Acquisition of the Remedial Services Division of Leigh Engineering, Inc. occurred on February 29, 1996. The acquisition of the assets and assumption of certain liabilities were obtained in exchange for cash of $326,892 and 15,000 shares of NESCO common stock. The acquisition is expected to expand NESCO's presence in the Dallas market which began with the acquisition of the assets and certain liabilities of Chenco, Inc. on December 29, 1995. The Remedial Services Division acquisition is expected to expand NESCO's customer base and services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

     Revenue for the three months ended March 31, 1996 decreased 36% from the corresponding period of 1995 ($1,327,000 compared to $2,063,000). The decrease is primarily due to the completion of two federal contracts, delays in the start of new contracts, and seasonal declines in some revenue categories due to winter weather. Additionally, the NESCO Iowa and Nebraska offices were closed in the first quarter. Substantially all of the fueling systems upgrades and related environmental work were completed in Iowa. Nebraska placed a moratorium on funding additional clean-up work on contaminated fueling facility sites. Construction and repair revenues declined $424,000 in the first quarter of 1996 as compared to the first quarter of 1995. Site assessment revenues increased $87,000. Declines in revenues in the other categories accounted for the remainder of the reduction.

     Cost and expenses declined 19% ($975,000 for the first three months of 1996 compared to $1,210,000 for the first three months of 1995). The cost and expenses did not decline as much as revenues due to the temporary loss of productivity in closing the Iowa and Nebraska offices and the consolidation of the two Texas companies acquired to establish NESCO's Dallas office in the first quarter.

     General, selling and administrative expenses increased $171,000 or 29% over 1995. Of this $171,000 increase, approximately $155,000 is due to increased compensation expense resulting from a larger number of employees, increased payroll related taxes, and compensation increases. A number of salesmen were on the payroll during the first quarter of 1996 which were not on the payroll in the same quarter of 1995. Advertising expense accounted for the remainder of the increase.

     Interest expense increased 138% due to larger loan balances outstanding. Loans were increased for operating capital, acquisition of equipment, and to finance the acquisition of the two Dallas companies mentioned above.

     The Company's provision for Federal income tax reflect a $145,000 tax benefit due to the 1996 first quarter loss compared to a provision for income taxes of $98,000 for the first quarter of 1995.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The company obtained a loan secured by equipment in December, 1995 in the amount of $355,000. This loan was funded in early January, 1996. The interest rate on the loan is prime plus 1 percent, and the loan is repayable in 36 monthly installments of principal and interest. Maturity is December 29, 1998

     The Company obtained a loan secured by proceeds to be received from work performed on a contract. The loan amount was $295,000 and funded in January, 1996. The loan is payable in nine equal installments plus interest with a maturity of October 29, 1996. The interest rate is prime plus 1 percent.

     The Company renewed its Revolving line of credit in February, 1996, and the new loan maturity is April, 1997. The amount of the line was increased from $1.2 million to $1.75 million. The interest rate on the loan remained at prime plus 1 percent.

     In conjunction with its acquisition of certain assets from Leigh Engineering, Inc. of Dallas, Texas, the Company obtained two loans. The Company obtained a $117,000 loan secured by equipment at an interest rate of prime plus 1 percent. The loan is repayable in twenty-four installments of principal and interest and matures in March of 1998. Additionally, the Company negotiated a $150,000 short-term line of credit loan secured by accounts receivable obtained from Leigh Engineering. The interest rate is prime plus 1 percent, and the maturity is June 18, 1996. The loan was not funded as of the end of the quarter.

     The Company continued to make periodic debt repayments during the period. The un-used portion of the bank line of credit ($300,000 at March 31, 1996) is available, should it be needed. Due to funding problems at a state agency, reimbursements for more than $169,000 from Nebraska have been delayed and are in trade accounts receivable. The Company expects to receive the reimbursements with interest as soon as funding is available. As these reimbursements are received, funds will be available to reduce the line of credit balances.


                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         None

     (b) Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL ENVIRONMENTAL SERVICE CO.


Date: May 3, 1996                        /s/ EDDY L. PATTERSON
                                         ---------------------------------------
                                         EDDY L. PATTERSON, President


Date: May 3, 1996                        /s/ LARRY G. JOHNSON
                                         ---------------------------------------
                                         LARRY G. JOHNSON, Vice President &
                                                    Secretary-Treasurer &
                                                    Chief Financial Officer