Form 10QSB/A
period 1996-03-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1996-07-30
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                FORM 10-QSB/A-1

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    MARCH 31, 1996
                                                  --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
              for the transition period.................to..............


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
                                                       ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996:

                                              Number of shares
           Title of Class                       Outstanding
           --------------                       -----------
     Common Stock, $.01 Par Value                5,757,627


     Traditional Small Business Issuer Format (Check one): Yes      No  X
                                                               ---     ---

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS



FINANCIAL INFORMATION:                                PAGE
                                                      ----
Consolidated Balance Sheet
     March 31, 1996                                     3

Consolidated Statements of Income
     Three Months Ended March 31, 1996 and 1995         4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995         5

Notes to Consolidated Financial Statements              6

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation       7

Signatures                                              8

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS



Current Assets:
     Cash                                                          $   13
     Accounts receivable:
       Trade, net of allowance for doubtful accounts of $44         2,217
     Refundable income taxes                                          194
     Costs in excess of billings and estimated earnings on
       uncompleted contracts                                          590
     Inventories                                                      627
     Prepaid Expenses                                                  69
                                                                   ------
     Total current assets                                           3,710
                                                                   ------
Property and equipment, at cost                                     2,675
     Less accumulated depreciation                                   (912)
                                                                   ------
     Property and equipment, net                                    1,763
                                                                   ------
Other assets                                                           28
                                                                   ------
Total assets                                                       $5,501
                                                                   ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

     Current maturities of long term obligations                   $  693
     Accounts payable                                               1,264
     Accrued liabilities                                               57
                                                                   ------
     Total current liabilities                                      2,014
                                                                   ------
Long-term obligations                                               1,613
                                                                   ------
Deferred income taxes                                                  30
                                                                   ------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
       none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
       issued and outstanding 5,786,143 shares, including treasury
       shares                                                          58
     Additional paid-in capital                                     1,746
     Retained Earnings                                                 70
     Common stock in Treasury, at cost, 28,516 shares                 (30)
                                                                   ------
     Total shareholders' equity                                     1,844
                                                                   ------
Total liabilities and shareholders' equity                         $5,501
                                                                   ======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                     1996      1995
                                                   --------  --------

Revenues                                            $1,327    $2,063

Costs and Expenses                                   1,115     1,210
Selling, general and administrative expenses           762       591
                                                    ------    ------

Income (loss) from operations                         (550)      262

Other income                                            11        12
Interest expense                                      ( 50)      (21)
                                                    ------    ------

Income (loss) before provision for income taxes       (589)      253

Provision for (benefit from) income taxes             (194)       98
                                                    ------    ------

Net Income (loss)                                   $ (395)   $  155
                                                    ======    ======

Net Income (loss) per share                         $(0.07)    $0.03
                                                    ======    ======



The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (In thousands)
                                  (Unaudited)

                                                           1996     1995
                                                         -------  --------
 Operating activities
   Net Income (loss)                                     $ (395)  $ 155
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                            34      67
     Deferred Taxes                                         (22)      -
     Change in:
       Accounts receivable                                  106    (369)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  (51)      -
       Inventories                                         (183)    (83)
       Prepaid and other expenses                             7      30
       Accounts payable                                     265     185
       Accrued liabilities                                 (127)     77
                                                         ------   -----

Net cash provided by (used in) operating activities        (366)     62
                                                         ------   -----

Investing activities
   Increase in accounts receivable from
      stockholders and affiliates                             -    (132)
   Purchases of property, plant and equipment              (170)   (345)
                                                         ------   -----
Net cash used in investing activities                      (170)   (477)
                                                         ------   -----

Financing activities:
   Proceeds from notes payable and long-term obligations  1,066     910
   Principal payments on notes and long term obligations   (394)   (512)
   Proceeds from common stock                                44      92
   Purchase of treasury stock                                (3)      -
   Cash dividends paid                                     (173)      -
                                                          ------  -----
Net cash provided by financing activities                    540    490
                                                          ------  -----

Increase in cash                                               4     75

Cash, beginning of period                                      9    212
                                                          ------  -----

Cash, end of period                                       $   13  $ 287
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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

        Revenue for the three months ended March 31, 1996 decreased 36% from the corresponding period of 1995 ($1,327,000 compared to $2,063,000). The decrease is primarily due to the completion of two federal contracts, delays in the start of new contracts, and seasonal declines in some revenue categories due to winter weather. Additionally, the NESCO Iowa and Nebraska offices were closed in the first quarter. Substantially all of the fueling systems upgrades were completed in Iowa. Nebraska placed a moratorium on funding additional clean-up work on contaminated fueling facility sites. Construction and repair revenues declined $424,000 in the first quarter of 1996 as compared to the first quarter of 1995. Site assessment revenues increased $87,000. Declines in revenues in the other categories accounted for the remainder of the reduction.


        Cost and expenses declined 8% ($1,115,000 for the first three months of 1996 compared to $1,210,000 for the first three months of 1995). The cost and expenses did not decline as much as revenues due to the temporary loss of productivity in closing the Iowa and Nebraska offices and the consolidation of the two Texas companies acquired to establish NESCO's Dallas office in the first quarter.

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


        The Company's provision for Federal income tax reflect a $194,000 tax benefit due to the 1996 first quarter loss compared to a provision for income taxes of $98,000 for the first quarter of 1995.

Changes in Capital Resources and Liquidity

          The company obtained a loan secured by equipment in December, 1995 in the amount of $355,000. This loan was funded in early January, 1996. The interest rate on the loan is prime plus 1 percent, and the loan is repayable in 36 monthly installments of principal and interest. Maturity is December 29, 1998.

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

                                NATIONAL ENVIRONMENTAL SERVICE CO.

Date: July 29, 1996             /s/ LARRY G. JOHNSON
                                ------------------------------------------------
                                LARRY G. JOHNSON, Vice President & Secretary-
                                                  Treasurer & Chief Financial
                                                  Officer