Form 10QSB
period 1996-06-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1996-08-07
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

     [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    JUNE 30, 1996
                                       -------------

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934
         for the transition period....................to..............



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



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X____No_________.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996:

                                                 Number of shares
     Title of Class                                Outstanding
     --------------                                -----------
     Common Stock, $.01 Par Value                   5,772,627


     Traditional Small Business Issuer Format (Check one): Yes____No__X_

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS




                                                      PAGE
FINANCIAL INFORMATION:

Consolidated Balance Sheet
     June 30, 1996                                      3

Consolidated Statements of Income
     Three Months Ended June 30, 1996 and 1995          4

Consolidated Statements of Income
     Six Months Ended June 30, 1996 and 1995            5

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1995            6

Notes to Consolidated Financial Statements              7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation       8

                                    PART II

OTHER INFORMATION:

     Item 4.  Submission of Matters to a vote of
              Security holders                         11

     Item 6.  Exhibits and Reports on Form 8-K         11

     Signatures                                        11


                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS

Current assets:
     Cash                                               $   12
     Accounts Receivable                                 3,619
     Materials and Supplies                                530
     Prepaid Expenses                                       98
                                                        ------
     Total current assets                                4,259
                                                        ------
Property and equipment, at cost                          2,656
     Less accumulated depreciation                        (996)
                                                        ------
     Property and equipment, net                         1,660
                                                        ------
Other assets                                                21
                                                        ------
Total assets                                            $5,940
                                                        ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                       $2,421
     Accounts payable                                    1,146
     Accrued liabilities                                     8
                                                        ------
     Total current liabilities                           3,575
                                                        ------

Long-term obligations                                      333
Deferred income taxes                                       30
                                                        ------
Total Liabilities                                          363
                                                        ------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
        none issued
     Common stock, par value $.01; authorized
        20,000,000 shares; issued and outstanding
        5,801,143 shares, including treasury shares         58
     Additional paid-in capital                          1,746
     Retained Earnings                                     272
     Common stock in Treasury, at cost, 28,516 shares      (74)
                                                        ------
     Total shareholders' equity                          2,002
                                                        ------
Total liabilities and shareholders' equity              $5,940
                                                        ======

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                 1996     1995
                                                -------  -------

Revenues                                         $3,007   $2,486

Costs and Expenses                                2,157    1,688
Selling, general and administrative expenses        535      674
                                                 ------   ------

Income from operations                              315      124

Other income                                         20       10
Interest expense                                     46       33
                                                 ------   ------

Income before provision for income taxes            289      101

Provision for income taxes                           87       35
                                                 ------   ------

Net Income                                       $  202   $   66
                                                 ======   ======

Net Income per share (1)                          $0.04    $0.01
                                                 ======   ======

(1) The weighted average number of shares used in the calculation was 5,663,344 for the three months ended June 30, 1995 and 5,771,291 for the three months ended June 30, 1996.







The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (In thousands except for per share amounts)
                                  (Unaudited)

                                                     1996     1995
                                                   --------  -------

Revenues                                           $ 4,334    $ 4,549

  Cost and expenses                                  3,272      2,898
  Selling, general and administrative expenses       1,297      1,265
                                                   -------    -------

Income (loss) from operations                         (235)       386

  Other Income                                          31         22
  Interest Expense                                      96         54
                                                   -------    -------

Income (loss) before provision for income taxes       (300)       354

  Provision for (benefit from) taxes on income        (107)       133
                                                   -------    -------

Net Income (loss)                                    ($193)   $   221
                                                   -------    -------

Net income (loss) per share (1)                     ($0.03)    $0.04
                                                   -------    -------

(1)The weighted average number of shares used in the calculation was 5,655,425 for the six months ended June 30, 1995 and 5,771,473 for the six months ended June 30, 1996.



The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)

                                                               1996      1995
                                                              -------  --------
Operating activities
     Net Income (loss)                                        $ (191)  $   221
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                             118       129
        Deferred taxes                                           (22)        -
        Change in:
          Accounts receivable                                   (583)   (1,013)
          Materials and supplies                                 (87)     (131)
          Prepaid expenses                                       (16)       25
          Accounts payable                                       165       321
          Accrued liabilities                                   (175)      323
                                                              ------   -------

Net cash provided by (used in) operating activities             (791)     (125)
                                                              ------   -------

Investing activities
     Increase in accounts receivable from
        stockholders and affiliates                                -      (137)
     Purchases of property, plant and equipment                 (107)      376
     Other                                                         1       (10)
                                                              ------   -------
Net cash provided by (used in) investing activities             (106)      229
                                                              ------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations     1,684       181
     Principal payments on notes and long term obligations      (565)     (576)
     Proceeds from common stock                                    -        92
     Purchase of treasury stock                                  (47)        -
     Cash dividends paid                                        (172)        -
                                                              ------   -------
Net cash provided by (used in) financing activities              900      (303)
                                                              ------   -------

Increase (decrease) in cash                                        3      (199)

Cash, beginning of period                                          9       212
                                                              ------   -------

Cash, end of period                                           $   12   $    13
                                                              ======   =======

The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

     Revenue for the three months ended June 30, 1996 increased 21% from the corresponding period of 1995 ($3,007,000 compared to $2,486,000). An increase in the amount of work under contract resulted in increases in various revenue categories in the second quarter of 1996 in comparison to the same quarter in 1995. Increases in two revenue categories accounted for most of the increase. System upgrade revenues increased 121% ($258,000 as compared to $117,000 for the corresponding three month period of 1995. The 127% cathodic protection revenue increase is the result of progress on several cathodic protection contracts with convenience store chains located in the Southwestern United States. Cathodic protection revenues were $629,000 as compared to $277,000 for the same period in 1995. The Construction and Repair revenue declined 21% in the second quarter of 1996 as compared to the corresponding period for 1995 ($1,294,309 compared to $1,645,329).

     The 16% increase in the cost of sales for the second quarter of 1996 was slightly lower than the increase in revenues for the second quarter of 1996 compared to the corresponding period in 1995. Second quarter cost of sales was $1,957,000 compared to $1,688,000 for the corresponding period in 1995. Supplies and materials increased 24% ($839,000 compared to $675,000). The increase resulted from purchases of supplies and materials for system upgrades, a revenue category exhibiting significant increases in 1996. Direct labor increased by 22% for the quarter ended June 30, 1996 as compared to the corresponding period for 1995 . This direct labor increase is the result of a 21% increase in revenues for the second quarter of 1996 as compared to the corresponding quarter in 1995. The revenue increase resulted from an increase in contract work being performed by the company in the second quarter of 1996 compared to the same period for 1995.
     Selling, general and administrative expenses declined 22% in the second quarter as compared to the second quarter of 1995 ($527,000 compared to $674,000). Declines in several expense categories contributed to the overall decline. Some of the expense reduction in telephone expense and supplies and postage expense resulted from the closing of the Iowa and Nebraska branch offices. Shareholder related expenses were reduced by using company personnel to perform certain activities previously supplied by outside vendors. Insurance expense was reduced due to a significant reduction in the workers compensation insurance experience modifier and refunds on general liability policies. Selling, general and administrative salaries declined 20% in the second quarter of 1995 compared to the corresponding period for 1995 ($253,000 compared to $315,000). Due to the unexpected first quarter results, a one-time reduction in certain executive salaries was made in the second quarter. This reduction totaled $53,000.

     Interest expense increased 39% due to larger loan balances outstanding. Interest expense for the second quarter of 1996 was $46,000 compared to $33,000 for the same period in 1995.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The company continued to make periodic debt repayments during the quarter. Significant growth in revenues during the second quarter resulted in increased balances in accounts receivable. The company continued to make investments in property, plant and equipment as well as materials and supplies as needed. The company secured a loan from stockholders in June, 1996. The $145,000 loan has an interest rate of 9.5% and matures on January 5, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

     Revenue for the six months ended June 30, 1996 decreased 5% compared to the corresponding period of 1995 ($4,334,000 compared to $4,549,000). The reduction in revenues for the first six months is due primarily to the first quarter decline in revenues which resulted from completion of two projects for the U.S. Government in the third and fourth quarters of 1995. Also, contracts which were to begin in the first quarter of 1996 were delayed until the second quarter of 1996 and beyond. Site assessment revenues increased 76% in the first six months of 1996 compared to the corresponding period for 1995 ($337,000 compared to $191,000), and cathodic protection revenues increased 72% ($957,000 compared to $556,000). System upgrades increased 25% ($294,000 compared to $235,000), but construction and repair revenues declined 27% ($2,084,000 compared to $2,859,000).

     Cost of sales increased 14% from $2,898,000 for the first six months of 1995 compared to $3,306,000 for the first six months of 1996. Direct labor increased by $192,000 ($826,000 for 1996 compared to $634,000 in 1995). However, the labor increase was partially offset by a 28% decrease in subcontractor expense ($326,000 compared to $454,000 for the corresponding period in 1995). Supplies and materials increased $125,000.

     Selling, general and administrative expense increased 1% for the six months ended June 30, 1996 ($1,283,000 compared to $1,265,000). Areas of increased expense in the first six months of 1996 compared to the corresponding period in 1995 include office rent (addition of new Dallas facilities), advertising (promotion of the cathodic protection dealer program), and indirect travel. Areas of decreased expense include office supplies and postage, telephone, general insurance, shareholder expense, and bonuses. Due to the unexpected first quarter results, a one-time reduction in certain executive salaries was made in the second quarter. This reduction totaled $53,000.

     Interest expense increased $44,000 for the first six months of 1996 compared to the corresponding period in 1995 ($96,000 compared to $52,000).

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The company obtained a bank loan secured by equipment in December, 1995 in the amount of $355,000. This loan was funded in early January, 1996. The interest rate on the loan is prime plus 1 percent, and the loan is repayable in 36 monthly installments of principal and interest. Maturity is December 29, 1998.

     The company obtained a bank loan secured by proceeds to be received from work performed on a contract. The loan amount was $295,000 and funded in January, 1996. The loan is payable in nine equal installments plus interest with a maturity of October 29, 1996. The interest rate is prime plus 1 percent.

     The company secured a loan from stockholders in June, 1996. The $145,000 loan has an interest rate of 9.5% and matures on January 5, 1997. Interest is payable monthly.

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

     The Company continued to make periodic debt repayments during the period. The un-used portion of the bank line of credit ($50,000 at June 30, 1996) is available, should it be needed. Due to funding problems at a state agency, reimbursements for more than $169,000 from Nebraska have been delayed and are in trade accounts receivable. The Company expects to receive a substantial portion of the reimbursements with interest during the third quarter of 1996. As these reimbursements are received, funds will be available to reduce the line of credit balances.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held at 12331 East 60th Street, Tulsa, Oklahoma on May 16, 1996. At the meeting the following directors were elected for one year terms:

                               For      Withheld
     Eddy L. Patterson      4,720,292     1,192
     Albert A. McCutchan    4,710,292    11,192
     E. R. Foraker          4,720,157     1,327
     Jack A. Griffith       4,720,292     1,192
     Jerry Danielson        4,720,292     1,192

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 1996:

               For 4,709,181        Against 456         Abstain 580

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          10.1 Promissory Note with Shareholders

     (b) Reports on Form 8-K:

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL ENVIRONMENTAL SERVICE CO.

Date: August 5, 1996                     __________________________________
                                         EDDY L. PATTERSON, President

Date: August 5, 1996                     __________________________________
                                         LARRY G. JOHNSON, Vice President &
                                         Secretary-Treasurer & Chief Financial
                                         Officer