Form 10QSB
period 1996-09-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1996-11-13
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

             [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    SEPTEMBER 30, 1996
                                               ------------------

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
         for the transition period................to ...............



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996:

                                        Number of shares
            Title of Class                 Outstanding
            --------------                 -----------
     Common Stock, $.01 Par Value           5,771,927


   Transitional Small Business Disclosure Format (Check one): Yes____No__X

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                                                          PAGE
FINANCIAL INFORMATION:

Consolidated Balance Sheet
     September 30, 1996                                   3

Consolidated Statements of Income
     Three Months Ended September 30, 1996 and 1995       4

Consolidated Statements of Income
     Nine Months Ended September 30, 1996 and 1995        5

Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1996 and 1995        6

Notes to Consolidated Financial Statements                7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation         8


                                    PART II

OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K           12

     Signatures                                          12

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                        $   22
     Accounts receivable                                          3,607
     Materials and supplies                                         550
     Prepaid expenses                                               118
                                                                -------
     Total current assets                                         4,297
                                                                -------
Property and equipment, at cost                                   2,692
     Less accumulated depreciation                               (1.087)
                                                                -------
     Property and equipment, net                                  1,605
                                                                -------
Other assets                                                         22
                                                                -------
Total assets                                                     $5,924
                                                                =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long term obligations
 and revolving line of credit                                    $2,297
 Accounts payable                                                 1,299
 Accrued liabilities                                                100
                                                                 ------
 Total current liabilities                                        3,696
                                                                 ------

Long-term obligations                                               190
Deferred income taxes                                                30
                                                                 ------
Total liabilities                                                 3,916
                                                                 ------

Shareholders' equity:
 Preferred stock: 1,000,000 shares authorized;
  none issued
 Common stock, par value $.01; authorized 20,000,000 shares;
  issued 5,801,143 shares, including treasury shares                 58
 Additional paid-in capital                                       1,746
 Retained earnings                                                  280
 Common stock in treasury, at cost, 29,216 shares                   (76)
                                                                 ------
 Total shareholders' equity                                       2,008
                                                                 ------
Total liabilities and shareholders' equity                       $5,924
                                                                 ======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  1996      1995
                                                -------  --------
Revenues                                         $3,153   $2,521

Costs and expenses                                2,412    1,862
Selling, general and administrative expenses        689      564
                                                 ------   ------

Income from operations                               52       95

Other income                                         21       (5)
Interest expense                                     61       28
                                                 ------   ------

Income before provision for income taxes             12       62

Provision for income taxes                            4       23
                                                 ------   ------

Net income                                       $    8   $   39
                                                 ======   ======

Net income per share (1)                         $ 0.00   $ 0.01
                                                 ======   ======

(1) The weighted average number of shares used in the calculation was 5,662,511 for the three months ended September 30, 1995 and 5,772,394 for the three months ended September 30, 1996.






The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (In thousands except for per share amounts)
                                  (Unaudited)

                                                     1996     1995
                                                   --------  -------
Revenues                                           $ 7,487    $7,070

  Cost and expenses                                  5,684     4,760
  Selling, general and administrative expenses       1,986     1,829
                                                   -------    ------

Income (loss) from operations                         (183)      481

  Other income                                          53        17
  Interest expense                                     158        82
                                                   -------    ------

Income (loss) before provision for income taxes       (288)      416

  Provision for (benefit from) taxes on income        (103)      156
                                                   -------    ------

Net income (loss)                                     (185)   $  260
                                                   -------    ------

Net income (loss) per share (1)                     ($0.03)   $ 0.05
                                                   -------    ------

(1)The weighted average number of shares used in the calculation was 5,657,787 for the nine months ended September 30, 1995 and 5,771,719 for the nine months ended September 30, 1996.



The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (In thousands)
                                  (Unaudited)

                                                                1996     1995
                                                              --------  ------
Operating activities
     Net income (loss)                                        $  (185)  $ 260
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 208     194
     Deferred taxes                                               (22)      -
     Change in:
          Accounts receivable                                    (550)   (671)
          Materials and supplies                                 (106)    (54)
          Prepaid expenses                                        (36)    (34)
          Accounts payable                                        300     236
          Accrued liabilities                                     (84)    354
                                                              -------   -----

Net cash provided by (used in) operating activities              (475)    285
                                                              -------   -----

Investing activities
     Increase in accounts receivable from
      stockholders and affiliates                                   -    (137)
     Purchases of property, plant and equipment                  (143)   (380)
     Other                                                          -      16
                                                              -------   -----
Net cash used in investing activities                            (143)   (501)
                                                              -------   -----

Financing activities:
     Proceeds from notes payable and long-term obligations      2,400     805
     Principal payments on notes and long-term obligations     (1,547)   (618)
     Proceeds from issuance of common stock                         -      92
     Purchase of treasury stock                                   (49)    (15)
     Cash dividends paid                                         (173)      -
                                                              -------   -----
Net cash provided by financing activities                         631     264
                                                              -------   -----

Increase in cash                                                   13      48

Cash, beginning of period                                           9     212
                                                              -------   -----

Cash, end of period                                           $    22   $ 260
                                                              =======   =====

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

          In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

          Revenue for the three months ended September 30, 1996 increased 25% from the corresponding period of 1995 ($3,153,000 compared to $2,521,000). Increases in site assessments and reports reflected the most increase in the third quarter of 1996 as compared to 1995. The site assessments and reports revenues were $532,000 for the third quarter and $115,000 for the same quarter in 1995. System upgrade revenues increased $144,000 ($176,000 compared to $32,000 for the corresponding three month period of 1995. Cathodic protection revenues were $544,000 as compare to $392,000 for the same period in 1995. The 42% cathodic protection revenue increase is the result of progress on several cathodic protection contracts with convenience store chains located in the Southwestern United States. Cathodic protection suitability studies, parts, and kits reflected revenues for the first time in 1996 of $208,000. The Construction and Repair revenue declined 10% in the third quarter of 1996 as compared to the corresponding period for 1995 ($1,337,309 compared to $1,493,329) due to the completion of the Tinker AFB and Fort Hood contracts following the third quarter of 1995. Remediation revenues declined $300,000 for the third quarter of 1996 compared to the same quarter in 1995 ($134,000 compared to $434,000) due to a slowdown in projects authorized by certain state indemnity funds.

          Although the increase in the cost of sales for the third quarter of 1996 was 30% higher than the corresponding period in 1995, the cost of sales as a percentage of revenues was only 3% higher (77% compared to 74%). Third quarter cost of sales was $2,412,000 compared to $1,862,000 for the corresponding period in 1995. Direct labor increased by 17% for the quarter ended June 30,1996 as compared to the corresponding period for 1995 . This direct labor increase is the result of a 25% increase in revenues for the third quarter of 1996 as compared to the corresponding quarter in 1995. Supplies and materials were $114,000 for the third quarter compared to the corresponding period in 1995 ($760,000 compared to $874,000). Subcontractors expense increased $303,000 for the third quarter compared to the same quarter in 1995 ($481,000 compared to $178,000). Lab services increased $82,000 ($158,000 compared to $76,000) in the third quarter of 1996 compared to 1995 primarily due to the addition of cathodic protection suitability studies in 1996 and the increase in site assessments in 1996 as compared to 1995.

          Selling, general and administrative expenses increased 22% in the third quarter as compared to the second quarter of 1995 ($689,000 compared to $564,000). However, the third quarter 1996 selling, general and administrative expense as a percent of revenue reflects a one-half percent decline over the same period in 1995. Salesmen salaries increased $45,000 ($80,000 compared to $35,000) in the third quarter of 1996 compared to the same period in 1995. Selling and general administrative salaries declined $66,000 in the third quarter of 1996 compared to the corresponding period for 1995 ($212,000 compared to $278,000). Due to the unexpected first quarter results, a reduction in certain executive salaries was made in the third quarter. This reduction totaled $50,000. Other third quarter 1996 changes in comparison to the same quarter in 1995 are as follows: consulting services represent a $25,000 increase due to investor relations activities, provision for bad debt increased $30,000, and office rent expense increased $24,000 due to the addition of the Dallas division offices. Other selling and general administrative expense increases in the third quarter of 1996 as compared to the same quarter in 1995 resulted from the greater amount of revenues and associated expenses.

          Interest expense increased 132% due to larger loan balances outstanding. Interest for the third quarter of 1996 was $61,000 compared to $28,000 for the same period in 1995.

          Net income for the quarter was $8,000 after provision for income taxes. This compares to net income for the third quarter of 1995 of $39,000. The principal reason for the small amount of net income for the quarter is the losses incurred on an Air Force Base Project as discussed below in the Comparison of Results of Operations for the Nine months Ended September 30, 1996 and September 30, 1995. The completion of this project is expected in the fourth quarter of 1996. Resolution of disagreements over specification requirements and payment for additional work will be resolved after completion of the project.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

          Revenue for the nine months ended September 30, 1996 increased 5% compared to the corresponding period of 1995 ($7,487,000 compared to $7,070,000). The increase in revenues for the first nine months is due primarily to increases in site assessments and reports ($869,000 compared to $302,000 for the prior period), cathodic protection ($1,510,000 compared to $948,000 for the prior period, and system upgrades ($469,000 compared to $267,000 for the prior period). Additionally, the sale of cathodic protection suitability studies, parts, and kits reflected revenues for the first time in 1996 and totaled $214,000. These increases were offset by decreases in revenue for two categories: construction and repair ($3,420,000 in 1996 compared to $4,352,000 in 1995) and remediation ($591,000 in 1996 compared to $987,000 for the same period in 1995). Construction and repair revenues declined because of the completion of the Tinker AFB and Fort Hood projects in late 1995. New government contracting projects were smaller in 1996. Remediation revenues due to a slowdown in projects authorized by certain state indemnity funds.

          Cost of sales increased 19% from $4,760,000 for the first nine months of 1995 compared to $5,684,000 for the first nine months of 1996. Direct labor increased by $258,000 ($1,277,000 for 1996 compared to $1,019,000 in 1995). Lab services increased $198,000 (from $192,000 to

$390,000) primarily due to the addition of cathodic protection suitability studies in 1996 and the increase in site assessments in 1996 as compared to 1995. Subcontractor expense increased $174,000 due to the use of a primary subcontractor on the Warren Air Force Base contract.

          Selling, general and administrative expense increased 9% for the nine months ended September 30, 1996 ($1,986,000 compared to $1,829,000). Areas of increased expense in the first nine months of 1996 compared to the corresponding period in 1995 include: office rent ($56,000 increase) due primarily to addition of new Dallas division office; salesmen salaries ($86,000 increase); consulting services ($25,000 increase) for investor relations activities; provision for bad debt ($56,000 increase); and indirect travel ($25,000 increase). Areas of decreased expense include: office supplies and postage ($16,000 decrease); general insurance ($121,000 decrease) due to reductions in rates and refunds of prior year premiums; and bonuses $11,000 decrease). Due to the unexpected first quarter results, a reduction in certain executive salaries was made in the second and third quarters. This reduction totaled $103,000.

          Interest expense increased $76,000 for the nine months of 1996 compared to the corresponding period in 1995 ($158,000 in 1996 compared to $82,000 for the same period in 1995).

          The net loss for the nine months ended September 30, 1996 after provision for benefit from taxes on income was $185,000 compared to net income of $260,000 for the same period in 1995. The principal reason for this loss was an Air Force Base project started by NESCO in the spring of 1995. Several factors have caused difficulties on the project including unusual weather problems, all of which have contributed to the 1996 losses. Additionally, the local government contracting office in charge of the project has been unusually difficult to work with in comparison to the many other such offices with which NESCO has worked. Disagreements over specification requirements and payment for additional work will be resolved after completion of the project. Apart from the Air Force Base project, other factors contributing to the lowering of income are the establishment of the Dallas division office and the implementation of the cathodic protection distributor program.

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

          The board of directors declared a dividend of three cents per share to stockholders of record on February 15, 1996. The dividend was paid March 1, 1996 and aggregated $173,000.

          The company obtained a loan from stockholders in June, 1996. The $145,000 loan has an interest rate of 9.5% and matures on January 5, 1997. Interest is payable monthly.

          The Company renewed its Revolving line of credit in February, 1996, and the new loan maturity is April, 1997. The amount of the line was increased from $1.2 million to $1.75 million. The line of credit was increased in September, 1996 to $2.1 million. The maturity remained at April, 1997. The interest rate on all of the loans and modifications was at prime plus 1 percent. The outstanding balance on the line of credit at September 30, 1996 was $1,650,000.

          In conjunction with its acquisition in February of certain assets from Leigh Engineering, Inc. of Dallas, Texas, the Company obtained two loans. The Company obtained a $117,000 loan secured by equipment at an interest rate of prime plus 1 percent. The loan is repayable in twenty-four installments of principal and interest and matures in March of 1998. Additionally, the Company negotiated a $150,000 short-term line of credit loan secured by accounts receivable obtained from Leigh Engineering. The interest rate is prime plus 1 percent, and the maturity is June 18, 1996. The loan has since matured and has been paid off.

          On August 26, 1996, NESCO entered into a letter of intent with the sole stockholder of Perry Williams, Inc. of Amarillo, Texas, to acquire all of the issued and outstanding stock of the corporation subject to the acquisition of capital necessary to complete the transaction. The company is in the preliminary states of a private placement of equity capital for the purpose of financing the acquisition among other things. The offer and sale of any securities issued pursuant to this offering will not be registered under the Securities Act of 1933, as amended, and will not be able to be offered or sold in the United States absent registration or an applicable exemption for the federal and state registration requirements.

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

                                  NATIONAL ENVIRONMENTAL SERVICE CO.

                                  /s/ EDDY L.PATTERSON
Date: November 12, 1996           _________________________________________
                                  EDDY L. PATTERSON, President

                                  /S/ LARRY G. JOHNSON
Date: November 12, 1996           _________________________________________
                                  LARRY G. JOHNSON, Vice President & Secretary-
                                                    Treasurer & Chief Financial
                                                    Officer