Form 10-K
period 1996-12-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1997-03-31
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

( X )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 (FEE REQUIRED)

(   )         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD___________________ TO _____________________ .
                         COMMISSION FILE NO. 000-24470

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          OKLAHOMA                                   73-1296420
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

     12331 EAST 60TH STREET, TULSA, OK                   74146
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (918)250-2227

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
               Title of each class: Common Stock, $.01 Par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __________________.

     State issuer's revenues for its most recent fiscal year $10,261,000,

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on February 28, 1997 was $2,263,880.

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997 is shown below:
                                                              NUMBER OF SHARES
          TITLE OF CLASS                                         OUTSTANDING
          --------------                                         -----------
     Common Stock, $.01 Par Value                                 5,781,927

          DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------

          Portions of the Proxy Statement for the Annual Meeting of Stockholders of National Environmental Service Co. to be held June 12, 1997, are incorporated by reference in Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES_____;NO___X____.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS
                                    BUSINESS

THE COMPANY

     The business of the Company commenced in 1986 and consisted of providing testing and service on underground storage tanks and piping systems. With adoption of the U.S. Environmental Protection Agency ("EPA") regulations in 1988, implementing the Resource Conservation and Recovery Act, as amended by the Solid Waste Disposal Act, the Company's focus shifted toward environmental services, assessment and remediation. It currently is engaged in the businesses of, providing cathodic protection for underground metal tanks, installation of spill and overfill protection, environmental site assessments, contaminated soil and water remediation and the installation and removal of storage tanks, and the construction of fueling systems and related facilities.

     All of the common stock of the Company was purchased from the original owners in May 1989, by two employees of the Company, Eddy L. Patterson and Albert A. McCutchan. Messrs. Patterson and McCutchan have served as President and Executive Vice President, respectively, of the Company since that time. In 1988 (the year prior to purchase by current management), the Company had revenues of $339, 996 and pre-tax income of $40,749 (unaudited). In 1996, the Company had revenues of $10,261,000 and a loss before income tax benefit of $531,000. At the time of purchase by Messrs. Patterson and McCutchan, the Company had eight full-time employees and one office. At the end of 1996, the Company had 99 full-time employees and one part-time employee and regional offices in Dallas (as of December 29, 1995), Houston (as of November 1996) and San Antonio, Texas, in addition to the corporate office in Tulsa, Oklahoma. The Company has one small satellite office in Winston Salem, North Carolina.

     The Company operated under an S Corporation election for federal income tax purposes effective January 1, 1990. This election was revoked effective April 30, 1994. In April 1994, in preparation for the initial public offering of the Company's common stock which commenced in September of 1994 and terminated in January of 1995 (the "Offering"), the Company amended its Certificate of Incorporation to increase its authorized capital to 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock and effected a stock split whereby the shares owned by each of the Company's two equal shareholders increased from 225 shares of Common Stock, $1.00 par value, to 2,295,257 shares of newly authorized Common Stock, $.01 par value.

     The Company's headquarters are located at 12331 East 60th Street, Tulsa, Oklahoma 74146 and its telephone number is (918) 250-2227. It also has regional offices in Dallas, Houston, and San Antonio, Texas. The Company has regional managers in each of its offices who are responsible for both the operations and marketing conducted in their respective regions.

GENERAL

     The Company provides testing, cathodic protection, remediation, consulting services, and fueling equipment sales, installation, and service to individuals and businesses who are owners or operators of underground fuel storage tanks and fueling systems. Environmental laws and regulations adopted or implemented within the last ten years have generated increasing demand for the types of services provided by the Company and its competitors. The principal activities of the Company have focused on underground storage tanks and fueling systems, primarily because to date they have been the subject of substantially greater regulation by both federal and state authorities than above-ground tanks. Primary customers of the Company are owners of fueling systems, underground storage tanks, above-ground storage tanks and pipelines. These include motor fuel service stations and convenience stores, commercial trucking companies, railroads, airports, oil producers, refiners, pipeline operators and federal, state and local governments.

SERVICES

     A significant portion of the Company's work involves clean-up of sites contaminated by leaking underground storage tanks for which the site owners or operators are entitled to funding from state indemnity funds. Generally, in order to be eligible for reimbursement of clean-up costs from state indemnity funds, owners of underground storage tanks must have registered their underground storage tanks with the fund manager and complied with all applicable regulations. Although the Company generally contracts with the owners to perform this work, payment is frequently received directly from the state agency responsible for administering leaking underground storage tank programs (commonly known as "LUST" programs).

     These state LUST programs are generally funded by motor fuel taxes, permit and installation fees for storage tanks and penalties and reimbursements collected from tank owners and operators. Thus, most LUST funds are not dependent upon appropriations or a state's financial condition for funding. Nevertheless, almost all provisions establishing LUST funds provide that, if sufficient funding is unavailable, claims are to be paid in the order they were filed. Most LUST funds also contain a cap on the amount paid for a single spill or release occurrence. If funds were to become unavailable under any state LUST programs, the entity with whom the Company has contracted to perform the work would be contractually obligated to pay the Company for its work. Because of the shortage of LUST funds in Nebraska, the Company's Nebraska operations declined, and as result, the Company closed its Omaha office as of March 31, 1996.

The Cathodic Protection Dealership Program (below) will allow the Company to sell to the Nebraska area without the overhead required by a fully staffed office. The Iowa office was closed on March 31, 1996 due to substantial completion of the accelerated schedule for meeting regulatory upgrade requirements and the small amount of contaminated site clean-up authorized by state officials in Iowa.

Cathodic Protection:     The Company employs a method of protecting metal
                         underground storage tanks and pipelines from the natural processes of corrosion which involves placing metal rods (anodes) in holes drilled around a tank. The rods are connected to a low-voltage electrical power supply such as a rectifier. The introduction of the electrical current into the ground concentrates corrosion away from the tank to the anodes. Corrosion protection of metal underground storage tanks and piping is required by EPA regulations. In 1995, the Company began offering a cathodic protection dealership program to qualified individuals and companies. Under this program, distributors are established and trained to install cathodic protection systems manufactured by the Company. The Company provides technical support and certification of systems installed.

Spill and
  Overfill Protection:   Spill and overfill protection is attained by placing
                         spill containment basins around the fill pipe of an underground storage tank and installing an overfill prevention valve in the fill pipe.

Environmental Site
  Assessments:           Whenever an underground storage tank leak is suspected,
                         an investigation to confirm the presence of a leak must be conducted within seven days. The Company's personnel possess the experience to conduct such investigations. In addition, when title to commercial real estate is being transferred, an investigation for contamination may be requested. The Company's staff of hydrologists, environmental engineers and technicians review any documents regarding historical uses of the site, analyze soil and water samples and study the sub-surface geology to determine if there is contamination or potential contamination of soil and water on the site. Possible contaminants include hydrocarbons,
                         PCB's, radon, asbestos and other hazardous material.
                         These services include Phase I visual assessments and Phase II drilling and sampling .

Soil and Water
  Remediation:           Often through the Company's performance of other
                         services, opportunities arise for the Company to provide Phase III soil and water remediation services which primarily involve treatment of ground or surface water and the use of air sparging and vapor extraction units (manufactured by Fuel Recovery Systems, Inc.
                         ("FRS"), a wholly-owned subsidiary) which utilize perforated pipes to inject air into the soil in order to promote the degradation of contaminants by endemic microbes and to extract vapors produced by such degradation from the soil. In some cases, contaminated soil must be removed and transported to hazardous waste disposal sites.

Tank Removals:           Because of stringent environmental regulations, many
                         companies are choosing to exit the fuel storage business. In additin, many tanks too corroded to upgrade are being removed and replaced. The Company is engaged in the removal and disposal of old tanks, cleaning-up any contaminated soil, and the replacement of any concrete or asphalt.

New Installations:       The Company installs fueling systems, underground
                         storage tanks and above-ground storage tanks at new motor fueling and industrial sites. The Company either acquires a new tank on behalf of its customer or installs a tank which the customer has obtained. The
                         Company does not manufacture or maintain an inventory of fuel storage tanks.

Equipment Sales and
 Service: The Company has become a distributor for Wayne Fueling Equipment sales and service in Houston and for eastern Oklahoma, western Arkansas, and southwestern Missouri.


MATERIAL CONTRACTS

     The Whiteman A.F.B. contract began April 1995 and is scheduled to be completed by March 1997 with the exception of some additional work awarded to the Company. At Whiteman, the Company demolished an old fuel storage facility and replaced it with a new system. In addition, other above and underground fuel storage tanks will be removed and replaced. Revenues to be earned under the Whiteman contract total approximately $1.8 million, of which $1 million was reported as revenue in 1995 and $502 thousand in 1996.

     The Warren A.F.B. contract began November 1995 and is scheduled to be completed by October 1997. Revenues to be earned by the Company under the Warren contract total approximately $1.1 million, of which $33 thousand was
recorded in 1995 and $705 thousand was recorded in 1996.   At Warren, the
Company will upgrade fuel tanks for 50 missile launch facilities by adding piping, spill and overfill equipment, leak detection and automatic tank gauging.

     The Company is performing cathodic protection and other fuel system upgrade work for two convenience store chains and fuel system installations for a
grocery store chain.   Revenues earned in 1996 were $1,400,000 and $1,065,000
for the two convenience store chains. Revenues earned in 1996 for fuel system installations for the grocery store chain were $1,324,000. The 1995 combined revenues for all three of these chains totaled $257,000. Revenues for work on these chains will continue in 1997 as additional stores are scheduled for upgrades and installations.

BACKLOG

     At March 1, 1997, the Company had a backlog of orders which should generate revenues of approximately $15 million. This includes contracts to be completed in 1997 for cathodic protection, remediation, and upgrades with customers throughout the United States.

COMPETITION

     The Company competes with numerous other companies and individuals (consultants, etc.) in providing the various types of services described above, but very few companies offer the complete range of services which the Company provides. The main factors on which the Company competes for business are personal contacts, experience, reputation, price, availability and location. Many of the Company's potential customers seek competitive bids in awarding contracts for the work to be performed.

     For certain competitive bid projects, particularly those involving large expenditures for labor or materials, the financial strength of the bidder may be an important factor. The Company often competes against companies with substantially greater financial and/or human resources.

MARKETING

     A large percentage of the Company's business is from previous customers and their referrals. The Company also obtains referrals from petroleum equipment manufacturers and environmental consultants with whom the Company has worked. The Company maintains a full-time marketing staff of four and has five other executive and administrative personnel who spend a significant amount of time calling on prospective customers. The marketing staff also responds to inquiries obtained through advertising in state and national trade publications, direct mail and trade show participation. Approximately 50% of the services performed by the Company have been pursuant to projects awarded by competitive bidding.

FUTURE GROWTH

     Acquisition of Other Businesses. The Company plans to increase the types of services it is able to provide within the environmental protection and remediation industry, to diversify its product and service offering and to expand the geographic regions in which it performs these services. In pursuit of these expansion goals, the Company intends to consider acquiring companies that perform other types of environmental and other services compatible with the Company's expertise and marketing philosophy. Management has initiated preliminary discussions with consulting companies specializing in water and waste water treatment, air pollution abatement and asbestos monitoring. Other acquisition candidates include single segment companies (such as consulting or drilling companies) which serve a particular geographical region outside the scope of the Company's present operations.

     Through two asset acquisitions (on December 29, 1995 and February 29,
1996), the Company has an established office in Dallas, Texas. These acquisitions have added to the Company's market presence and penetration in Texas and have presented additional diversification opportunities. The acquisitions of machinery and equipment, furniture, vehicles, and inventories along with a trained staff gave the Company immediate revenues, backlog of business and the tools to increase its revenues in the expanding Dallas-Ft. Worth market. Additionally, the Company established its Houston office in November, 1996. This office should give the Company greater exposure to the large petroleum firms based in Houston and allow a greater ability to sell and service these accounts.

EFFECT OF GOVERNMENTAL REGULATIONS

     The Resource Conservation and Recovery Act, as amended by the Solid Waste Disposal Act, and as implemented by EPA regulations, is intended to protect human health and the environment from hazardous material, including leaks or spills from underground storage tanks. The term "hazardous materials" includes motor fuels (gasoline and diesel) and chemicals used in manufacturing processes. The goals of the underground storage tank regulations include preventing leaks and spills, detecting leaks and spills, correcting problems caused by leaks and spills and requiring each state to undertake a regulatory program equal to or more stringent than required by EPA.

     The regulations require the underground storage tank owner or operator to take action to correct problem underground storage tanks, to upgrade them to meet prescribed standards and to maintain them in proper condition. All underground storage tanks had to be tested not later than December 1993, and must be tested annually until upgraded to meet leak detection, spill and overfill prevention, interior lining, piping and cathodic protection standards established by EPA. Required upgrading must be completed by December 22, 1998. Owners of underground storage tanks also must demonstrate their financial ability to pay for damages caused by spills or leaks.

     States' regulations may differ from Federal regulations. While Iowa required spill and overfill protection and cathodic protection installed by 1995, Iowa has not allowed the clean-up of contaminated sites as have other states. The Company's operations in Iowa have declined due to passage of the 1995 requirement and the lack of clean-up opportunities. This office was closed in March 1996. The Nebraska office was closed in March 1996 due to a shortage of LUST funds for clean-up of contaminated sites.

     For the most part, the applicable federal and state environmental regulations do not provide for liability for a contractor with respect to the removal of tanks or conducting remedial services. If a release occurs or if applicable standards are not met, such regulations hold the owner or operator of the tank responsible. Consequently, the only exposure of the Company would be based on general negligence principles and the contractual arrangement with the owner or operator of the tank. The Company maintains insurance coverage to protect itself against any such liabilities which may arise from the installation, removal or replacement of underground storage tanks. It believes that the amount and coverage of its insurance are standard in the industry and are consistent with prudent practices. However, there can be no assurance that any such insurance will be sufficient to avoid any substantial loss or liability of the Company by virtue of any negligent performance of or breach of its contractual obligations by the Company.

     Certain licensing requirements pertaining to entities which inspect, install, protect, repair and remove storage tanks and which investigate and clean up releases are in place in states in which the Company operates. The Company and/or its employees maintain licenses in 15 states on an on-going basis and obtains licenses in other states as needed. Generally, state licenses are issued after review of applications which include descriptions of the Company's experience, the backgrounds of its personnel and payment of the applicable license fees. In addition, some states require certain employees, such as tank testers and installers, to be separately licensed. Usually passing a written examination is required to obtain these licenses. The Company has not encountered any material difficulties in obtaining required licenses, but the Company cannot predict when licensing requirements may change.

     As part of the remediation services offered to its customers, the Company often disposes of, or arranges for the disposal of, contaminated soil or water. Prior to any disposal, the Company must obtain approval from the appropriate state agency to dispose of the contaminated soil in an approved land fill. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), any person who disposes of statutorily defined hazardous substances at a disposal site is potentially liable for clean up costs if there is a release from such disposal site. However, petroleum products are excluded for the most part from the scope of these provisions. Since virtually all of the material which the Company disposes or arranges the disposal of consists of petroleum products and material contaminated by petroleum products, the Company is largely exempt from these provisions of CERCLA. The only exposure the Company would likely face in this area would be for failure to obtain necessary state agency approvals for disposal of waste materials or the failure to dispose of such materials in approved landfills.

DEPENDENCE ON MAJOR CUSTOMERS

      In 1996, the Company received 14 percent of its revenue from the U.S. Army Corps of Engineers (Corps) for three contracts, Tinker A.F.B, Whiteman A.F.B.
and Warren A.F.B.   Other significant contracts in 1996 were a grocery store
chain (13 percent of revenue) and two convenience store chains (13 percent and 10 percent of revenue). The Company believes that it has a broad overall customer base and the loss of any single customer would not have a material adverse affect on its business, although the loss of several of those customers could have such an effect.

TRADEMARKS, LICENSES

     On November 1, 1992, the Company entered into a license agreement to use patented technology for testing above-ground storage tanks. The term of the license is for the remaining life of the patent (12 years) and requires the Company to pay the licensor two percent of its annual revenues from use of the technology. The Company has not yet realized significant revenues from the use of such technology, but anticipates that utilization of the technology may produce significant new revenue if more states and the Federal government enact above-ground storage tank testing and upgrading legislation.

FORWARD LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company's ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company's services and products, the availability of experienced personnel, raw materials and equipment and the Company's ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

EMPLOYEES

     The Company has 99 full-time employees and one part-time employee. This number includes 7 senior managers, 7 division managers and field supervisors, 6 marketing employees, 5 full-time and one part-time professionals, 17 accounting/clerical personnel, and 57 technical and field personnel. The areas of expertise of the professionals include hydrogeology, environmental engineering, biology and chemistry. The Company has no collective bargaining agreements and management considers employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

                                   PROPERTIES

     The Company maintains its corporate headquarters, an equipment storage yard and a warehouse in a business park in Tulsa, Oklahoma, each with 9,000, 10,000 and 4,500 square feet, respectively. The facility is leased from McCutchan-Patterson Partnership, a partnership owned by the President and Executive Vice President of the Company. The current lease is in effect through 1997 with annual lease payments totaling $66,000.

     The Company constructed a new building in San Antonio, Texas which was completed during the first quarter of 1995 at a cost of $258,975. At December 31, 1996, a balance of $140,894 remained to be paid on the five year mortgage.

     As a result of the December 29, 1995 asset acquisition, the Company entered into a lease for office and warehouse space in Dallas, Texas for $37,800 per year. The Company moved from this location and leased another facility for $33,600 per year which was previously occupied by Remedial Services, a company acquired on February 29, 1996. The first property leased by the Company was vacated and subleased to another company on May 1, 1996 for $2000 per month through December 31, 1996 at which time the rent escalated to $3150 per month. The sublease was terminated on February 15, 1997, and the Company's obligation to continue lease payments expires on June 30, 1997.

     The Company owns various vehicles and equipment which were purchased at a
total cost of approximately $2,292,000.   At December 31, 1996, the Company had
outstanding loans of approximately $494,000 principal amount collateralized by the vehicles and equipment.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock began trading on March 7, 1995 and was quoted on the OTC Bulletin Board. Prior to that time, there was no public trading market for the stock.

       On January 24, 1996 the Company's stock began trading on The Nasdaq SmallCap Market under the symbol: NESC .

     The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock on the OTC Bulletin Board through January 23, 1996 and on the Nasdaq Small Cap Market thereafter. These quotations reflect interdealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

                Quarter
                ended                          High    Low
              ----------                     ------   -------
              3/31/95                        $ 3.50  $ 2.00
              6/30/95                          3.375   2.25
              9/30/95                          3.25    2.25
             12/31/95                          3.375   2.50

              3/31/96                          3.50    2.00
              6/30/96                          2.00    0.875
              9/30/96                          3.375   1.00
             12/31/96                          2.00    0.75

     At December 31, 1996, there were approximately 540 holders of record of the Company's outstanding shares of common stock in addition to an unknown number of shareholders whose shares were registered in street name. No shares of preferred stock are currently outstanding.

     The Board of Directors declared a dividend of three cents per share to shareholders of record on February 15, 1996. The dividend was paid on March 1, 1996.

       Payment of dividends in the future, if any, will depend on the applicable legal and contractual restrictions, as well as the Company's earnings, financial position, expansion plans and objectives and cash requirements, among other factors. The Company paid no dividends in 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

     The Company had revenues of $10,261,000 compared to $9,029,000 in 1995, a 14 percent increase. Site Assessments revenue exhibited the largest increase to $1,549,000 in 1996 compared to $432,000 in 1995, a 259% increase. The increase is primarily due to the significant increased activity in Texas following that state's revision of its LUST clean-up program. Cathodic protection revenue increased $649,000 from $1,749,000 in 1995 to $2,398,000 in 1996, a 37% increase. Cathodic protection revenue increases are due primarily to UST owner-operator efforts to comply with the approaching regulatory compliance deadlines. Construction and repair revenue was virtually unchanged at $5,300,000 for 1996 compared to $5,301,000 for 1995. Remediation revenue declined from $1,245,000 in 1995 to $720,000 in 1996. This decrease is due to the movement toward clean-ups based on the risk-based assessments, the moratorium on site clean-ups in Nebraska followed by the closing of the Nebraska office, and the pending changes in the Texas site clean-up program.

     Costs and expenses in 1996 were $7,833,000 compared to 1995 costs and expenses of $6,240,000. Costs and expenses for 1996 represented 76% of total revenue for the year compared with 69% for 1995. The increase in percentage of costs and expenses resulted from problems encountered on one government contract and the initial loss of operational efficiencies following the acquisition of
two small companies which became the Dallas division office.   The percentage of
increase in labor costs exhibited a very slight increase in comparison to the increase in revenue. Labor costs were also held down because of the increased use of subcontractors on certain government contracts, particularly at the Warren AFB. Labor costs for 1996 were $1,774,000 compared to $1,466,000 for 1995. Payments to subcontractors increased 47% to $1,332,000 in 1996 compared to $905,000 for 1995. Supplies and materials cost increased 30% in 1996 to $2,744,000 compared to $2,110,000 for 1995. This increase was due to increased volume of business as well as an increase in the type of projects requiring more equipment and supplies. Lab service costs increased from $262,000 in 1995 to $536,000 in 1996, primarily due to the significant increases in site assessments in Texas.

     Selling, general and administrative expenses were $2,775,000 in 1996 compared to $2,568,000 in 1995, an 8% increase. The $207,000 increase was due to a larger staff, salary increases and an increased marketing effort in 1996. Office rent and utilities increased from $106,000 in 1995 to $197,000 in 1996 due to the opening of two offices in Texas.

     Interest expense is higher due to the larger debt balance in 1996 resulting from funding for long-term contracts, additional working capital, and purchases
of machinery and equipment.   Interest expense for 1996 was $238,000 compared to
$114,000 in 1995.

CAPITAL RESOURCES AND LIQUIDITY

     Cash on hand at the end of 1996 was $119,000 compared to $9,000 at the end of 1995. Net cash provided (used) by operating activities was ($563,000) compared to ($304,000) in 1995. The increase in the net cash used was due to an
increase in accounts receivable of $458,000.   The increase in accounts
receivable is due to the general increase in revenues.

     On December 29, 1995, the Company purchased $483,000 of assets in Dallas, Texas for cash, common stock, and assumption of certain liabilities.

     On February 29, 1996, an additional asset purchase of approximately $500,000 in Dallas was also completed for cash, common stock, and assumption of certain liabilities. Both purchases were from unrelated parties.

     To meet its working capital needs in 1996, the Company entered into a $1,200,000 revolving line of credit. The interest rate was prime plus 1 percent. The bank funding anticipated to fund the purchase of $483,000 of assets in Dallas was formally approved in early January 1996 with an increase in the credit line to $1,750,000. The credit line was increased again in September 1996 to $2,100,000. The credit line was further modified and reduced to $2,000,000 effective April 15, 1997 with an extension of maturity to May 31, 1997 at which time the entire balance of the outstanding principal and accrued but unpaid interest will be due and payable. The Company is actively seeking other financing sources to replace the existing line of credit and fund anticipated growth.

     In addition, collateralized borrowing of $650,000 on two loans was completed in January 1996 as follows: The Company borrowed $295,000 to be repaid in 10 installments with a maturity of October 29, 1996. The Company borrowed $355,000 to be repaid in 36 installments with a maturity of December 29, 1998. The interest rate on both loans was Wall Street Journal Prime Rate plus one percent with an initial rate of 9.5 percent.

     The Board of Directors declared a dividend of three cents per share to stockholders of record on February 15, 1996. The dividend was paid March 1, 1996.

CAPITAL EXPENDITURES

     The Company has no commitments for material capital expenditures. The Company may make capital expenditures in connection with acquisition of other companies or businesses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements required by this item begin at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE

     EXCHANGE ACT.

     Information required by this item is incorporated by reference to the Sections entitled "Election of Directors," " Executive Officers"and "Section 16(a) Beneficial Ownership Compliance" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by this item is Incorporated by reference to the Sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Section entitled "Principal Shareholders " of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          3.1 Amended and Restated Certificate of Incorporation of National Environmental Service Co. and amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2,
                     No. 33-78612-D, (the "Registration Statement").

          3.1a Amendment to Amended and Environmental Service Co., dated Restated Certificate of June 17, 1994 (incorporated by Incorporation of National reference to Exhibit 3.1a to the Registration Statement).

          3.2 Amended and Restated Bylaws of on June 16, 1994 (incorporated by Statement). National Environmental Service reference Exhibit 3.2 to the Co., as amended Registration

          4.1        Form of Stock Certificate (incorporated by reference to
                     Exhibit 4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1994 (the "1994 10-KSB").

         10.1 Contract with U.S. Corps of Engineers regarding project for Tinker Air Force Base, Oklahoma (incorporated by reference
                     Exhibit 10.1a to the Registration Statement).

         10.2 Office Warehouse lease between (incorporated by reference as ended 12-31-97). Registrant and Patterson-McCutchan filed as Exhibit 10.2 on Form Partnership 10-KSB for the fiscal year ended 12-31-97).

         10.3 Contract for Sale of Corporation with respect to Fuel Recovery Systems, Inc. (incorporated by reference to
                     Exhibit 10.8 to the Registration Statement).

         10.4 Agreement effective December 1, 1992 between National Environmental Service Co., Eddy Patterson, Albert McCutchan, and Lab One Analytical, Inc. providing for licensing of Search Testing System technology (incorporated by reference to Exhibit 10.7 to the Registration Statement).

         10.5 National Environmental Service Co. 1994 Employee Stock Plan dated April 22, 1994 (incorporated by reference to Exhibit
                     10.7 to the 1994 10-KSB).

         10.6 National Environmental Service Co. 1994 Director Stock Option Plan dated April 22, 1994 (incorporated by reference to Exhibit 10.8 to the 1994 10-KSB).

         10.7 Contract with the U.S. Corps of Engineers regarding project for Fort Hood, TX (incorporated by reference to Exhibit
                     10.9 to the 1994 10-KSB).

         10.8 Contract with U.S. Corps of Engineers regarding project for Whiteman Air Force Base, Missouri (incorporated by reference as filed as Exhibit 10.1 to Form 10-QSB for the quarter ended March 31, 1995).

         10.9 BankIV Oklahoma , N.A. Credit Agreement dated January 9, 1995 (incorporated by reference as filed as Exhibit 10.2 on Form 10-QSB for the quarter ended March 31, 1995) and amendments to the Credit Agreement.

         10.9a Bank IV Oklahoma, N.A. Amendments to Credit Agreement as described in Exhibit 10.9.

         10.10 Contract with Department of the Air Force regarding project for Warren AFB, Wyoming (incorporated by reference as filed as Exhibit 10.1 on Form 10-QSB for the quarter ended September 30, 1995).

         21.1 Subsidiaries of National Environmental Service Co (incorporated by reference to Exhibit 10.8 to the 1994 10-KSB).

     (B)  REPORTS ON FORM 8-K

          None.

                        INDEX TO FINANCIAL STATEMENTS



                                                             Page
                                                             ----

Report of Independent Accountants                            F-2

Consolidated Balance Sheet as of December 31, 1996           F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1996 and 1995                                F-4

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 1996 and 1995            F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996 and 1995                                F-6

Notes to Consolidated Financial Statements                   F-7

               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
National Environmental Service Co.



We have audited the accompanying consolidated balance sheet of National Environmental Service Co. (the "Company") as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Environmental Service Co. as of December 31, 1996 and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


TULLIUS TAYLOR SARTAIN & SARTAIN

Tulsa, Oklahoma
March 24, 1997

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1996
                           (In Thousands of Dollars)



                               ASSETS
                               ------
Current assets:
     Cash                                                             $    119
     Accounts receivable:
       Trade, net of allowance for doubtful accounts of $36              3,198
       Refundable income tax                                               167
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               629
     Materials and supplies                                                625
     Prepaid expenses                                                       33
                                                                        ------
     Total current assets                                                4,771
                                                                        ------
Property and equipment, at cost:
     Land                                                                   50
     Buildings and improvements                                            318
     Vehicles                                                            1,567
     Testing, drilling and other equipment                                 265
     Furniture and fixtures                                                544
                                                                        ------
                                                                         2,744
     Less accumulated depreciation                                       1,135
                                                                        ------
     Property and equipment, net                                         1,609
                                                                        ------
Other                                                                       23
                                                                        ------
Total assets                                                           $ 6,403
                                                                        ======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Current maturities of long-term obligations                       $ 2,359
     Notes payable to related parties                                      289
     Accounts payable                                                    1,362
     Billings  in excess of costs and estimated earnings
       on uncompleted contracts                                             68
     Accrued liabilities                                                   161
                                                                        ------
     Total current liabilities                                           4,239
                                                                        ------
Long-term notes payable                                                    326
                                                                        ------
Deferred income taxes                                                       16
                                                                        ------
Commitments and contingencies (Note 4)
Shareholders' equity (Note 6):
     Preferred Stock; 1,000,000 shares authorized; none issued
     Common Stock; par value $.01; authorized 20,000,000 shares;
       issued  5,801,143 shares                                             58
     Additional paid-in capital                                          1,746
     Retained earnings                                                      94
     Common stock in Treasury, at cost, 29,216 shares                      (76)
                                                                        ------
     Total shareholders' equity                                          1,822
                                                                        ------
Total liabilities and shareholders' equity                              $6,403
                                                                        ======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Years Ended December 31, 1996 and 1995
              (In Thousands of Dollars except per share amounts)


                                               1996     1995
                                             --------  -------

Revenue:
   Site assessments                          $ 1,549   $  432
   Cathodic protection                         2,398    1,749
   Construction and repair                     5,300    5,301
   Remediation                                   720    1,245
   Other                                         294      302
                                             -------   ------
Total revenue                                 10,261    9,029

 Costs and expenses                            7,402    6,113
 Costs and expenses - Related parties            431      127
 Selling, general and
        administrative expenses                2,698    2,500
 Office rent - Related parties                    77       68
                                             -------   ------
 Income (loss) from operations                  (347)     221

Other income (expense):
       Interest                                 (238)    (114)
       Other income                               54       48
                                             -------   ------
       Income (loss) before income taxes        (531)     155
                                             -------   ------
 Provision  (benefit) for taxes on income
       Current                                  (196)      42
       Deferred                                   36       22
                                             -------   ------
                                                (160)      64
                                             -------   ------
Net income (loss)                            $  (371)  $   91
                                             =======   ======
Net income (loss) per share                    $(.06)    $.02
                                             =======   ======



   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the years ended December 31, 1996 and 1995
                           (In Thousands of Dollars)






                                                                                    Additional
                                                Common               Common           paid-in      Retained   Treasury
                                             stock shares         stock shares        capital      Earnings    shares    Total
                                             ------------------- ----------------- -------------- ----------- ---------- -------
                                             Issued        In Treasury
                                             ------------  -----------
Balance at Dec. 31, 1994                     5,417,843             -   $       54     $    1,245     $   547    $     -  $ 1,846

Shares issued-cash                             250,300                          3             89                              92
Purchases of Treasury stock                                   14,580                                                (42)     (42)
Shares issued for
    employee awards                             18,000       ( 5,000)                         52                     15       67
Shares issued to
    acquire business                           100,000                          1            213                             214
Tax benefit of share-
     holder stock gift                                                                       102                             102
Net income                                                                                                91                  91
                                              --------      --------      -------       --------     -------      -----   ------
Balance at Dec.31, 1995                      5,786,143         9,580           58          1,701         638        (27)   2,370

Shares issued to
acquire business                                15,000                                        45                              45

Purchases of Treasury stock                                    1,000                                                 (3)      (3)

Adjusted shares issued to
acquire business                                              18,636                                                (46)     (46)

Dividends paid                                                                                          (173)               (173)

Net income (loss)                                                                                       (371)               (371)
                                              --------      --------      -------       --------     -------      -----   ------
Balance at Dec.31, 1996                      5,801,143        29,216     $     58       $  1,746     $    94     $  (76) $ 1,822
                                             =========      ========     ========      =========     ========     ======  ======



   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                For the Years Ended December 31, 1996 and 1995
                           (In Thousands of Dollars)

                                                                     1996       1995
                                                                  -----------  -------
Operating activities:
   Net income (loss)                                                 $  (371)  $   91
   Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
           Depreciation and amortization                                 318      240
      Deferred taxes                                                     (36)      22
      Stock issued as employee compensation                                -       67
      Change in:
         Accounts receivable                                            (458)    (634)
         Costs and estimated earnings in excess
          of billings on uncompleted contracts                           (90)    (539)
         Materials and supplies                                         (181)     (25)
         Prepaid expenses                                                 71      (35)
        Accounts payable                                                 162      402
        Billings in excess of costs and estimated
         earnings on uncompleted contracts                                68        -
        Accrued liabilities                                             ( 23)     141
        Other                                                           ( 23)     (34)
                                                                     -------   ------
Net cash used in  operating activities                                  (563)    (304)
                                                                     -------   ------
Investing activities:
   Acquisition of  business, net of cash acquired                       (240)     (98)
   Purchases of property and equipment                                  (190)    (549)
   Proceeds from sales of property and equipment                          41      224
                                                                     -------   ------
Net cash used in investing activities                                   (389)    (423)
                                                                     -------   ------
Financing activities:
   Proceeds from issuance of common stock                                  -       92
   Proceeds from notes payable and long-term
      obligations                                                      3,161    1,380
   Increase (decrease) in notes payable to related parties               289     (137)
   Principal payments on notes payable and
      long-term obligations                                           (2,166)    (769)
   Dividends paid                                                       (173)       -
   Purchase of common shares                                             (49)     (42)
                                                                     -------   ------
Net cash provided by financing
      activities                                                       1,062      524
                                                                     -------   ------
Increase (decrease) in cash                                              110     (203)
Cash, beginning of year                                                    9      212
                                                                     -------   ------
Cash, end of year                                                    $   119   $    9
                                                                     =======   ======
Cash paid during the year for interest                               $   238   $  109
                                                                     =======   ======
Income taxes paid                                                    $     0   $   72
                                                                     =======   ======
Supplemental disclosure of non-cash investing activities
   Acquisition of business for common stock                          $    45   $  214
                                                                     =======   ======

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - National Environmental Service Co. (the "Company") is engaged in the businesses of providing cathodic protection for underground metal tanks, installation of spill and overfill protection, environmental site assessments, contaminated soil and water remediation and the installation and removal of storage tanks, and the construction of fueling systems and related
facilities.   The Company is headquartered in Tulsa, Oklahoma, and has three division facilities in Texas.

CONSOLIDATION - The Company owns 100% of Fuel Recovery systems, Inc. The financial statements of Fuel Recovery Systems, Inc. are consolidated and all material intercompany accounts and transactions are eliminated.

MATERIALS AND SUPPLIES - Materials and supplies consist of purchased materials and are valued at cost (first-in, first-out).

PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Gains and losses on retirement of property and equipment are recognized in the period of retirement.

NET INCOME PER SHARE - Net income per share is calculated based on the weighted average number of shares outstanding during the period of 5,663,249 in 1995 and 5,760,109 in 1996.

INCOME TAXES - Deferred taxes are determined under the liability method, whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. At December 31, 1996 and 1995, deferred taxes were recorded primarily for temporary differences related to depreciation of fixed assets.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers and cost and estimated earnings in excess of billings on uncompleted contracts which will be due from customers when billable under the contracts. The Company does not require collateral from its customers although it may have the ability to place liens. Such credit risk is considered by management to be limited due to the Company's broad customer base. Sales to the U.S. Corp of Engineers amounted to 14% and 36% of sales during fiscal 1996 and 1995, respectively. Three commercial customers accounted for 36% of sales in 1996.

REVENUE RECOGNITION -The Company enters into both fixed fee and cost-plus-fee contracts. For long-term contracts, revenue is recognized on the percentage of completion method measured by the percentage of direct costs to date to estimated total direct cost for each long-term contract. For short-term and multiple unit contracts, revenue is recognized as services are rendered, based on physical completion of the project. Related costs are expensed as incurred. Provisions for estimated losses on uncompleted fixed fee contracts are made in the period in which such losses are determined.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

ACQUISITIONS - On December 29, 1995, the Company acquired $483,000 of assets in Dallas, Texas for 85,564 shares of common stock, $100,000 cash, and assumption of $170,000 of liabilities. The revenue and expenses of the acquired business were not material.

     On February 29, 1996, the Company acquired an environmental company in Dallas, Texas for 15,000 shares of common stock and $239,000 cash. The Company acquired assets of $541,000 and assumed liabilities of $257,000. Additionally, operating lease obligations totaling $112,000 were assumed. The revenue and expenses of the acquired business have been included in the financial statements since the acquisition date. Revenues and expenses for the two month period prior to the acquisition were not material.

2.    ACCOUNTS RECEIVABLE

           Accounts receivable consist of unpaid billings for long-term percentage completion type contracts, billings for short-term multiple unit contracts (completed contracts), and completed contract projects not yet billed. Accounts receivable not billed at December 31, 1996 total $704,000 all of which was completed.

3.    UNCOMPLETED CONTRACTS

           Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                       1996
                                                     --------
     Costs incurred on uncompleted contracts         $  2,316
     Estimated earnings (loss) recognized                (245)
                                                     --------
                                                        2,071
     Billings to date                                   1,510
                                                     --------
                                                     $    561
                                                     ========

 Included in the accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess of
        billings on uncompleted contracts            $    629
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                 (68)
                                                     --------
                                                     $    561
                                                     ========

     The Company entered into a $1.8 million contract with the U.S. Army Corp of Engineers related to the fuel storage facilities at an Air Force Base. At completion in March 1997, the Company estimates its costs will exceed revenues, before adjustment for any claims, by $686,000 which loss has been accrued in the financial statements. While the Company expects to assert claims for additional revenues, such claims have not yet been asserted and no provision for any recovery has been made.


4.   NOTES PAYABLE

           Notes payable at December 31, 1996 consist of the following:

   Revolving line of credit of $2,100,000 bearing interest
        at the prime rate published in the Wall Street Journal
        plus 1% floating ( 8.25% at December 31, 1996), payable
        on April 15, 1997, with interest payable monthly. The
        line is collateralized by accounts receivable, inventory,
        equipment, and life insurance.                             $ 2,050,000

   Note payable to a bank bearing interest at the prime rate
        published in The Wall Street Journal plus 1% floating,
        payable in monthly installments of $2,115 including
        interest with the final installment due February 2000.
        The note is collateralized by real estate, receivables,
        inventory, equipment and assignment of life insurance
        policies.                                                      140,894

   Notes payable bearing interest at rates from 7.25% to 10.25%, payable in monthly installments of $18,706 including
        interest with various maturity dates through June 1998.
        The notes are collateralized by vehicles.                      247,533

   Notes payable bearing interest at the prime rate published in
        The Wall Street Journal plus 1% floating, payable in
        monthly installments of $11,375 due December 29, 1998.
        The note is collateralized by equipment.                       247,323
                                                                   -----------
                                                                   $ 2,685,750

   Less current portion                                             (2,359,382)
                                                                   -----------
      Total long-term notes payable                                $   326,368
                                                                   ===========
     Maturities of long-term debt over the next five years are as follows: 1997- $2,359,382, 1998 - $193,154, 1999 - $31,902, 2000 - $15,939, 2001 - $17,608, and
$68,035 thereafter.

     On March 18, 1997, the bank agreed to amend the terms of the revolving line of credit agreement. Under the amended agreement, the maximum amount available, subject to the borrowing base, will be $2,000,000 and the due date will be extended from April 15 to May 31, 1997, at which time the entire balance of the outstanding principal and accrued but unpaid interest will be due and payable. The Company is actively seeking a credit facility with another institution.

     In addition, collateralized borrowing of $650,000 on two loans was completed in January 1996 as follows: The Company borrowed $295,000 to be repaid in 10 installments with a maturity of October 29, 1996. The Company borrowed $355,000 to be repaid in 36 installments with a maturity of December 29, 1998. The interest rate on both loans was Wall Street Journal Prime Rate plus one percent with an initial rate of 9.5 percent.

5.   COMMITMENTS AND CONTINGENCIES

      Total rent expense for the years ended December 31, 1996 and 1995 was $125,000 and $78,000, respectively. Rental commitments under noncancellable leases are $142,000 in 1997, $49,000 in 1998, and $22,000 in 1999.

6.   STOCK OPTION PLANS

          Effective April 22, 1994, the Company established The National Environmental Service Co. 1994 Employee Stock Plan (the "Plan"), the purpose of which is to help the Company retain key employees and to reward them for contributing to the Company's success. On the same date, the Company also established The National Environmental Service Co. Director Stock Option Plan (the "Director Plan"), the purpose of which is to provide an incentive to non-employee Directors of the Company so they may increase their interest in the success of the Company and to encourage them to remain as Directors by providing them an opportunity to obtain or increase their equity interest in the Company. The total amount of common stock authorized and reserved for issuance under the Employee Plan is 416,334 shares. At December 31, 1996, options to purchase 238,000 at $3.00 per share had been issued. A total of 43,600 options were exercisable. Under the Director Plan, 150,000 shares of common stock have been reserved for issuance and no options are outstanding as of December 31, 1996.

        Under existing accounting standards for stock options, no compensation expense is recognized when the exercise price of stock options equals or exceeds the market value of the stock at date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share ("EPS") would have been reduced to the following pro forma amounts:

                                 1996         1995
                            ---------------------------
Net income (loss):
 As reported                   $(371,000)   $ 91,000
 Pro Forma                      (451,000)    (21,000)
EPS:
 As reported                   $    (.06)       $.02
 Pro Forma                          (.08)       (.00)


A summary of the status of the Company's stock options at December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                          1996                    1995
                                  ---------------------------------------------
                                               Wtd Avg.               Wtg. Avg.
                                   Shares    Exer. Price    Shares  Exer. Price
                                  ---------------------------------------------
Outstanding at beginning of year  318,000    $   3.00           ---
Granted                            20,000    $   3.00       416,000       $3.00
Forfeited                        (100,000)   $   3.00       (98,000)      $3.00
                                  ---------------------------------------------
Outstanding at end of year        238,000    $   3.00       318,000       $3.00
Exercisable at end of year         43,600    $   3.00             -
                                  =============================================
Weighted average fair
 value of options granted                    $   1.38                     $2.84
                                               =======                    =====

Weighted average remaining contractual life            8.2 years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk free interests rates of 6.89% in 1996 and 7.74% in 1995; expected dividend yields of 0% in 1996 and 1995; expected lives of 10 years in 1996 and 1995; and expected volatility of 110% in 1996 and 1995.

At December 31, 1996 and 1995, 577,192 and 578,614 shares of common stock
were reserved for the   exercise of stock awards of which 339,192 and 260,614
shares were available for future grants.

7.   SHAREHOLDERS' EQUITY

          The initial public offering of the Company's common stock was concluded in January 1995. The Company issued 1,072,658 shares and received $1,067,000, after deducting expenses of the offering

          In December 1995, the two principal shareholders of the Company made non-compensatory gifts of 127,500 shares of common stock to employees with whom the shareholders had close relationships. The $102,000 tax benefit of this gift is added to Additional Paid in Capital.

          The Board of Directors declared a dividend of three cents per share to shareholders of record on February 15, 1996. The dividend was paid
March 1, 1996.

8.   INCOME TAXES

          Income tax at the federal statutory rate differs from the Company's
actual income tax   expense (benefit) for the years ended December 31, 1996 and
1995 due to state income taxes.

9.   RELATED PARTIES

          The Company purchases laboratory analysis services from Lab One, a
company affiliated   through common ownership.  For the years ended December 31,
1996 and 1995, purchases of these   services amounted to $431,000 and $127,000,
respectively.

          The Company leases office space from a partnership owned by the
Company's two principal   shareholders.  Payments under this lease amounted to
$77,000 in 1996 and $68,000 in 1995.

          In 1996, the Company borrowed $400,000 from its two principal shareholders and repaid $111,000. In 1995, the Company repaid notes payable of $137,000 to the two principal shareholders.

          During 1996 and 1995, the Company's revenues included sales of $234,000 and $220,000 respectively to entities with which two Directors of the Company are affiliated.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected comparative fourth quarter data is as follows:

                                                   1996    1995
                                                  ------- -------
          Revenues                                $2,774   $1,959
          Costs and expenses                       2,938    2,188
                                                   -----   ------
          Operating income (loss)                   (164)    (229)
          Interest expense                            79       32
                                                  ------   ------
          Income (loss) before income taxes         (243)    (261)
          Provision for income taxes (benefit)       (57)     (92)
                                                  ------   ------
          Net income (loss)                       $ (186)  $ (169)
                                                  ======   ======
          Net income (loss) per common share      $(0.03)  $(0.03)
                                                  ------   ------

          In the fourth quarter of 1996 and 1995, the Company substantially reduced its estimate of profit that will be realized on one of its long-term contracts, resulting in lower revenue recognition and an operating loss for the quarter.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 24, 1997.

                                   NATIONAL ENVIRONMENTAL SERVICE CO.


                                      By: /s/ Eddy L. Patterson
                                         ---------------------------------
                                         Eddy L. Patterson, President

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                         Title                          Date
    -----------                        -----                          ----

 /s/ Eddy L. Patterson      President, Chief Executive Officer    March 24,1997
------------------------    and Director
Eddy L. Patteson


 /s/ Albert A. McCutchan     Executive Vice President and         March 24, 1997
------------------------     Director
Albert A. McCutchan


/s/Larry G. Johnson          Secretary, Treasurer and Chief       March 24, 1997
------------------------     Financial Officer
Larry G. Johnson


/s/ Robert Watson            Controller (Principal Accounting     March 24, 1997
------------------------     Officer)
Robert Watson


-------------------------    Director                             March 24, 1997
E.R. Foraker



/s/Jerry Danielson           Director                              March 24,1997
-------------------------
Jerry Danielson


-------------------------    Director                              March 24,1997
W. F. Simpson