Form 10QSB
period 1997-03-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1997-04-15
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

     [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    MARCH 31, 1997
                                                 --------------

     [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
           for the transition period.................to....................



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



                                (918)-250-2227
                                --------------
                         (Issurer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---.
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997:

                                                 Number of shares
           Title of Class                           Outstanding
           --------------                           -----------
     Common Stock, $.01 Par Value                    5,781,927


     Transitional Small Business Issuer Format (Check one): Yes    No X
                                                               ---   ---

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                                    PART I

                                                       PAGE
FINANCIAL INFORMATION:

Item 1 - Financial Statements

     Consolidated Balance Sheet
       March 31, 1997                                   3

     Consolidated Statements of Income
       Three Months Ended March 31, 1997 and 1996       4

     Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1997 and 1996       5

     Notes to Consolidated Financial Statements         6

Item 2 - Management's Discussion and Analysis

     Management's Discussion and Analysis of the
       Financial Condition and Results of Operation     7

                                    PART II

OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K          8

     Signatures                                         8

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                          $    11
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $80        3,900
     Refundable income taxes                                           167
     Costs in excess of billings and estimated earnings on
      uncompleted contracts                                            970
     Inventories                                                       876
     Prepaid Expenses                                                   65
                                                                   -------
     Total current assets                                            5,989
                                                                   -------
Property and equipment, at cost                                      2,821
     Less accumulated depreciation                                  (1,222)
                                                                   -------
     Property and equipment, net                                     1,599
                                                                   -------
Other assets                                                            23
                                                                   -------
Total assets                                                       $ 7,611
                                                                   =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations                    $2,409
     Notes payable - related parties                                   289
     Accounts payable                                                1,891
     Income tax payable                                                191
     Accrued liabilities                                               360
                                                                    ------
     Total current liabilities                                       5,140
                                                                    ------
Long-term obligations                                                  285
                                                                    ------
Deferred income taxes                                                   16
                                                                    ------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
      none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
      issued 5,801,143 shares, including treasury shares                58
     Additional paid-in capital                                      1,746
     Retained Earnings                                                 442
     Common stock in Treasury, at cost, 19,216 shares                  (76)
                                                                    ------
     Total shareholders' equity                                      2,170
                                                                    ------
Total liabilities and shareholders' equity                          $7,611
                                                                    ======

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                     1997      1996
                                                    ------    ------

Revenues                                            $3,586    $1,327

Costs and Expenses                                   2,220     1,115
Selling, general and administrative expenses           783       762
                                                    ------    ------

Income (loss) from operations                          583      (550)

Other income                                            21        11
Interest expense                                       (65)      (50)
                                                    ------    ------

Income (loss) before provision for income taxes        539      (589)

Provision for (benefit from) income taxes              191      (194)
                                                    ------    ------

Net Income (loss)                                   $  348    $ (395)
                                                    ======    ======

Net Income (loss) per share                         $ 0.06    $(0.07)
                                                    ======    ======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)

                                                            1997    1996
                                                           ------  -------
Operating activities
  Net Income (loss)                                        $ 348   $ (395)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                               87       34
   Deferred Taxes                                              -      (22)
   Change in:
    Accounts receivable                                     (702)     106
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                      (341)     (51)
    Inventories                                             (251)    (183)
    Prepaid and other expenses                               (32)       7
    Accounts payable                                         529      265
    Accrued liabilities                                      199     (127)
    Income tax payable                                       191        -
    Billings in excess of cost and estimated
     earnings on uncompleted contracts                       (68)       -
                                                           -----   ------
Net cash provided by (used in) operating activities          (40)    (366)
                                                           -----   ------

Investing activities
 Purchases of property, plant and equipment                  (77)    (170)
                                                           -----   ------
Net cash used in investing activities                        (77)    (170)
                                                           -----   ------

Financing activities:
  Proceeds from notes payable and long-term obligations      357    1,066
  Principal payments on notes and long term obligations     (348)    (394)
  Proceeds from common stock                                   -       44
  Purchase of treasury stock                                   -       (3)
  Cash dividends paid                                          -     (173)
                                                           -----   ------
Net cash provided by financing activities                      9      540
                                                           -----   ------

Decrease in cash                                            (108)       4

Cash, beginning of period                                    119        9
                                                           -----   ------

Cash, end of period                                        $  11   $   13
                                                           =====   ======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

     Revenue for the three months ended March 31, 1997 increased 170% from the corresponding period of 1996 ($3,586,000 compared to $1,327,000). The increase is primarily due to the 293% increase in fuel systems installation revenue ($1,919,000 for the first quarter of 1997 compared to $488,000 for the first quarter of 1996). Revenues for the first quarter of 1996 were low due to the delays in the start of new contracts scheduled to begin in the first quarter and declines due to extreme weather conditions. Revenues for the first quarter of 1997 increased significantly due to the efforts in 1996 in developing a cathodic protection distributor network and subsequent sales of cathodic protection kits to these distributors in the first quarter of 1997, sales generated by additional sales personnel in late 1996, increases in the number of fuel systems installed by the company, and increases in the amount of cathodic protection systems installed by the Company. Cathodic protection revenue increased 239% in the first quarter of 1997 compared to the same period a year ago ($1,112,000 compared to $328,000). System upgrade revenues increased $97,000 in the first quarter of 1997 compared to the first quarter of 1996 ($132,000 compared to $35,000).

     Cost and expenses increased 99% ($2,220,000 for the first three months of 1997 compared to $1,115,000 for the first three months of 1996). Costs of supplies and materials increased from $184,000 for the first quarter of 1996 to $1,073,000 for the same quarter in 1997. This increase resulted from the significant increase in revenue in 1997 compared to the same period in 1996, the increase in cathodic protection installations, and the increase in fuel systems installations. Supplies and materials are a larger percentage of the job cost in cathodic protection and fuel system installation in comparison to other services provided by the Company.

     Selling, general and administrative expenses increased $21,000 or 3% over 1996 ($783,000 compared to $762,000). These expenses were 22% of revenues for the first quarter of 1997 compared to 57% for the first quarter of 1996. First quarter revenues for 1996 were unusually low and accounts for the high percentage for that quarter. The Company incurred a considerable amount of additional selling, general and administrative expense in 1996 in preparation for the anticipated increase in sales in 1997 and beyond. As these anticipated sales increases began in the first quarter of 1997, only minor additional selling, general and administrative expenses were required.

     Interest expense increased 30% due to larger loan balances outstanding. Loans were increased for operating capital, acquisition of equipment, and to finance the costs and expenses of certain jobs on which customers were given extended payment terms.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

      The Company entered into a $1,200,000 revolving line of credit in 1996, and the line was increased to $2,100,000 in September of 1996. The credit line was further modified and reduced to $2,000,000 effective April 15, 1997 with an extension of maturity to May 31, 1997 at which time the entire balance of the outstanding principal and accrued but unpaid interest will be due and payable. The Company is actively seeking other financing sources to replace the existing line of credit and fund anticipated growth.

      The company obtained a loan secured by equipment in January 1997 in the amount of $40,218. The interest rate on the loan is 8.45 percent, and the loan is repayable in 36 monthly installments of principal and interest. Maturity is January 10, 2000.

      The Company continued to make periodic debt repayments during this period.

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

                                             NATIONAL ENVIRONMENTAL SERVICE CO.

Date: April 10, 1997                         /s/ LARRY G. JOHNSON
                                             -----------------------------------
                                             LARRY G. JOHNSON, Vice President &
                                                               Secretary-
                                                               Treasurer &
                                                               Chief Financial
                                                               Officer