Form 10QSB
period 1997-06-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1997-08-08
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       JUNE 30, 1997
                                                 -------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934
               for the transition period .............. to ..............



                     Commission file number ............ 000-24470


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



                                (918)-250-2227
                                --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1997:

                                               Number of shares
        Title of Class                           Outstanding
        --------------                           -----------
   Common Stock, $.01 Par Value                   6,781,927


     Transitional Small Business Issuer Format (Check one): Yes    No  X
                                                                ---   ---

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                                                                PAGE
FINANCIAL INFORMATION:

Consolidated Balance Sheet
     June 30, 1997                                                 3

Consolidated Statements of Income
     Three Months Ended June 30, 1997 and 1996                     4

Consolidated Statements of Income
     Six Months Ended June 30, 1997 and 1996                       5

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1997 and 1996                       6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                  8

                                    PART II

OTHER INFORMATION:

     Item 4.  Submission of Matters to a vote of
              Security holders                                    12

     Item 6.  Exhibits and Reports on Form 8-K                    12

     Signatures                                                   13

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                            $   308
     Accounts Receivable and Costs in Excess of Billings               5,156
     Materials and Supplies                                              641
     Prepaid Expenses                                                     78
                                                                     -------
     Total current assets                                              6,183
                                                                     -------
Property and equipment, at cost                                        2,900
     Less accumulated depreciation                                    (1,305)
                                                                     -------
     Property and equipment, net                                       1,595
                                                                     -------
Other assets                                                              24
                                                                     -------
Total assets                                                         $ 7,802
                                                                     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                    $2,295
     Accounts payable                                                 1,353
     Accrued liabilities                                                500
                                                                     ------
     Total current liabilities                                        4,148
                                                                     ------

Long-term obligations                                                   328
Deferred income taxes                                                    16
                                                                     ------
Total Liabilities                                                     4,492
                                                                     ------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
     none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
     issued and outstanding 6,801,143 shares, including treasury
     shares                                                              68
     Additional paid-in capital                                       2,699
     Retained Earnings                                                  619
     Common stock in Treasury, at cost, 19,216 shares                   (76)
                                                                     ------
     Total shareholders' equity                                       3,310
                                                                     ------
Total liabilities and shareholders' equity                           $7,802
                                                                     ======

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  1997     1996
                                                -------  --------

Revenues                                         $3,387   $3,007

Costs and Expenses                                2,249    2,157
Selling, general and administrative expenses        801      535
                                                 ------   ------

Income from operations                              337      315

Other income                                         20       20
Interest expense                                     77       46
                                                 ------   ------

Income before provision for income taxes            280      289

Provision for income taxes                          103       87
                                                 ------   ------

Net Income                                       $  177   $  202
                                                 ======   ======

Net Income per share (1)                          $0.03    $0.04
                                                 ======   ======

----------

(1) The weighted average number of shares used in the calculation was 5,771,291 for the three months ended June 30, 1996 and 5,924,275 for the three months ended June 30, 1997.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (In thousands except for per share amounts)
                                  (Unaudited)

                                                     1997     1996
                                                   -------  --------

Revenues                                            $6,974  $ 4,334

  Cost and expenses                                  4,469    3,272
  Selling, general and administrative expenses       1,585    1,297
                                                    ------  -------

Income (loss) from operations                          920     (235)

  Other Income                                          41       31
  Interest Expense                                     142       96
                                                    ------  -------

Income (loss) before provision for income taxes        819     (300)

  Provision for (benefit from) taxes on income         294     (107)
                                                    ------  -------

Net Income (loss)                                   $  525     (193)
                                                    ------  -------

Net income (loss) per share (1)                     $ 0.09   ($0.03)
                                                    ------  -------

--------
(1)The weighted average number of shares used in the calculation was 5,771,473 for the six months ended June 30, 1996 and 5,924,275 for the six months ended June 30, 1997.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)

                                                                1997     1996
                                                              --------  -------
Operating activities
     Net Income (loss)                                        $   525   $ (193)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 174      118
     Deferred taxes                                                 -      (22)
     Change in:
          Accounts receivable                                  (1,161)    (583)
          Materials and supplies                                  (17)     (87)
          Prepaid expenses                                        (45)     (16)
          Accounts payable                                        (77)     167
          Accrued liabilities                                     339     (175)
                                                              -------   ------

Net cash provided by (used in) operating activities              (262)    (791)
                                                              -------   ------

Investing activities
     Purchases of property, plant and equipment                  (160)    (107)
     Other                                                         (1)       1
                                                              -------   ------
Net cash provided by (used in) investing activities              (161)    (106)
                                                              -------   ------

Financing activities:
     Proceeds from notes payable and long-term obligations        440    1,684
     Principal payments on notes and long term obligations       (791)    (565)
     Proceeds from common stock                                   963        -
     Purchase of treasury stock                                     -      (47)
     Cash dividends paid                                            -     (172)
                                                              -------   ------
Net cash provided by (used in) financing activities               612      900
                                                              -------   ------

Increase (decrease) in cash                                       189        3

Cash, beginning of period                                         119        9
                                                              -------   ------

Cash, end of period                                           $   308   $   12
                                                              =======   ======


                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

     Revenue for the three months ended June 30, 1997 increased 13% from the corresponding period of 1996 ($3,387,000 compared to $3,007,000). An increase in the amount of work under contract resulted in increases in various revenue categories in the second quarter of 1997 in comparison to the same quarter in 1996. Increases in two revenue categories accounted for most of the increase. Remediation revenues increased 93% ($414,000 compared to $214,000 for the corresponding three month period of 1996). The 92% cathodic protection revenue increase is the result of progress on several cathodic protection contracts with convenience store chains located in the Southwestern United States. Cathodic protection revenues were $1,207,000 as compared to $629,000 for the same period in 1996. The construction and repair revenue declined 23% in the second quarter of 1997 as compared to the corresponding period for 1996 ($1,287,000 compared to
$1,683,000).   The decline resulted from the completion of the Whiteman Air
Force Base project during the first quarter of 1997.

     The 4% increase in the cost of sales for the second quarter of 1997 was slightly lower than the increase in revenues for the second quarter of 1997 compared to the corresponding period in 1996. Second quarter cost of sales was $2,249,000 compared to $2,157,000 for the corresponding period in 1996. Supplies and materials decreased 19% ($879,000 compared to $1,048,000). The decrease resulted from a decrease in revenues from construction and repair which generally requires more supplies and materials. The decrease in supplies and materials was offset by increases in the use of subcontractors during the second quarter of 1997 as compared to the same period in 1996 ($373,000 compared to $182,000). Vehicle expense except depreciation increased $38,000 in the second quarter of 1997 as compared to the same period in 1996 ($70,000 compared to $32,000). This increase is due primarily to maintenance and repair of older vehicles used by the company.

     Selling, general and administrative expenses increased 50% in the second quarter as compared to the second quarter of 1996 ($799,000 compared to $534,000) primarily due to four occurrences. The two principal officers of the Company took significant pay reductions for the second quarter of 1996 as compared to the second quarter of 1997. This reduction accounted for for $53,000 of the difference in the two periods. Office rent increased $19,000 during the second quarter of 1997 as compared to the same quarter in 1996. This increase is attributable to the lease of new facilities in Houston and lease payments on two Dallas locations pending relocation of the Company's Dallas offices. Insurance expense was reduced due to a significant reduction in the workers compensation insurance experience modifier and refunds received in 1996 for prior year general liability policies. The general insurance expense for the second quarter of 1997 was $58,000 compared to a credit balance of $36,000 in the same quarter of 1996. Salesmen's salaries increased $62,000 in the second quarter of 1997 compared to the same period in 1996 ($73,000 compared to $11,000). Several sales personnel were added in late 1996 and early 1997 which accounts for the increase.

     Interest expense increased 65% due to larger loan balances outstanding. Interest expense for the second quarter of 1997 was $76,000 compared to $46,000 for the same period in 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

     Revenue for the six months ended June 30, 1997 increased 61% compared to the corresponding period of 1996 ($6,974,000 compared to $4,334,000). The increase in revenues for the first six months in 1997 compared to the corresponding period in 1996 was due primarily to the poor performance in the first six months of 1996 resulting from completion of two projects for the U.S. Government in the third and fourth quarters of 1995. Also, contracts which were to begin in the first quarter of 1996 were delayed until the second quarter of 1996 and beyond. Cathodic protection revenues increased 142% ($2,319,000 compared to $957,000). System upgrades increased 54% ($454,000 compared to $294,000). Construction and repair revenues increased 48% ($3,206,000 compared to $2,171,000). Remediation revenues increased 31% during the second quarter of 1997 compared to the first quarter of 1996 ($597,000 compared to $457,000).

     Cost of sales increased 37% from $3,272,000 for the first six months of 1996 compared to $4,469,000 for the first six months of 1997. Supplies and materials increased $761,000 ($1,993,000 for the first six months of 1997 compared to $1,232,000 for the same period in 1996). This resulted from the increase in construction and repair revenues. Vehicle expense except depreciation increased 53% ($133,000 for the first six months of 1997 compared to $87,000 for the first six months of 1996). This resulted from increases in the amount and usage of equipment.

     Selling, general and administrative expense increased 22% for the six months ended June 30, 1997 compared to the same period in 1996 ($1,585,000 compared to $1,297,000). The two principal officers of the company took significant voluntary and temporary pay reductions during the second quarter of 1996. These reductions were approximately $53,000. Salesmen's salaries increased $42,000 in the first six months of 1997 compared to the first six months of 1996. Several additional sales personnel were added in late 1996 and early 1997 which accounts for this increase. General insurance increased $136,000 for the first six months of 1997 compared to the same period in 1996 ($119,000 compared to a credit balance of $17,000 in 1996). Insurance expense in the first half of 1996 reflected significant reductions in the workers compensation experience modifier and from refunds in 1996 on prior year general liability policies. Areas of increased expense in the first six months of 1997 compared to the corresponding period in 1996 include office rent attributable to the lease of a new office in Houston and lease payments on two Dallas locations pending relocation of the Dallas NESCO offices ($85,000 for the first six months of 1997 compared to $68,000 for the same period in 1996). The selling and general administrative expenses for the first six months of 1997 included investor relations consulting services in the amount of $24,000. There were no investor relations consulting services for the same period in 1996.

     Interest expense increased 47% or $46,000 for the first six months of 1997 compared to the corresponding period in 1996 ($142,000 compared to $96,000). The additional expense resulted from larger loan balances outstanding during the first six months of 1997 compared with the same period in 1996.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The company continued to make periodic debt repayments during the quarter. Significant growth in revenues during the second quarter resulted in increased balances in accounts receivable at the end of the second quarter in 1997 compared to the end of the second quarter in 1996 ($5,156,000 compared to $3,619,000). The company continued to make investments in property, plant and equipment as well as materials and supplies as needed. The company secured funds from a $1,000,000 private placement of one million shares of common stock during the second quarter of 1997. As part of the private placement, the company granted options to purchase 530,000 shares of common stock at $1.50 per share exercisable at any time prior to April 30, 1999. Cash at the end of the second quarter was $308,000 compared to $12,000 at the end of the second quarter of 1996.

     The company obtained a bank loan secured by two trucks and attached equipment in January, 1997 in the amount of $40,219 with an interest rate of 8.45%, a term of 36 months, and a maturity of January 10, 2000.

     The company obtained a bank loan secured by two trucks and drill rigs in June, 1997 in the amount of $82,797. The interest rate is national prime plus one percent with an initial rate of 9.5%. The loan has a term of 36 months and a maturity of June 15, 2000.

     The Company extended its Revolving line of credit in April, 1997, and the extended loan maturity was May 31, 1997. The amount of the line was decreased from $2.1 million to $2.0 million pending the transfer of the company's banking relationships from Boatmen's National Bank of Oklahoma to Bank of Oklahoma. The interest rate on the loan during the extension was national prime plus 3 percent. On July 15, 1997, the company executed loan documents and transferred its line of credit loan and various equipment loans to the Bank of Oklahoma. The line of credit was increased to $2.5 million with an interest rate of national prime plus 1.5%. The company used $2.028 million of the new line to payoff the line of credit at Boatmen's Bank of Oklahoma. Various equipment loans at Boatmen's Bank of Oklahoma totaling $391,000 were consolidated into a Bank of Oklahoma $500,000 loan on equipment with an interest rate of national prime plus 1.5%. The loan is amortized on a five year term with monthly payments. A balloon payment at maturity is required on July 31, 2000. The monthly payment is $10,624.

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities

     (c) In April of 1997, the Company sold a total of 1,000,000 shares of its common stock and options to purchase an additional 500,000 shares of its common stock to four select purchasers. The options are exercisable at any time on or prior to April 30, 1999 at an exercise price of $1.50 per share. The offering proceeds totaled $1,000,000. No underwriters were involved and no sales commission or other remuneration was paid to any third party by reason of the transaction. All of the purchasers were "accredited investors" as that term is defined in Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The offering was exempt from the registration requirements of the Act by reason of its compliance with the conditions and requirements of Rule 506 of Regulation D.


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held at 12331 East 60th Street, for one Tulsa, Oklahoma on June 12, 1997. At the meeting the following directors were elected year terms :

                                                                Abstain/Broker
                                        For        Withheld     Non-Votes
                                    ---------      --------     ---------
     Eddy L. Patterson              4,674,904                   1,800
     Albert A. McCutchan            4,674,904                   1,800
     E. R. Foraker                  4,674,814         90        1,800
     Jerry Danielson                4,674,904                   1,800
     W. F. Simpson                  4,674,904                   1,800

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 1997:

     For 4,674,385       Against -0-          Abstain/Broker Non-votes  4,426

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          4 Copy of Stock Purchase Agreement dated as of April 30, 1997 between the Company, and issuer, and the purchasers named therein providing for the sale to the purchasers of 1,000,000 shares of common stock and options to purchase an additional 500,000 shares of common stock of the Company.

          10.11 Copy of Revolving Credit and Term Loan Agreement, Promissory Notes, and Security Agreement dated as of July 15, 1997 between the Company and Bank of Oklahoma, N.A., and forms of Promissory Note and Security Agreements executed and delivered pursuant thereto.

          27      Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL ENVIRONMENTAL SERVICE CO.

Date: August 1, 1997              /s/ Eddy L. Patterson
                                  --------------------------------------------
                                  EDDY L. PATTERSON, President

Date: August 1, 1997              /s/ Larry G. Johnson
                                  ---------------------------------------------
                                  LARRY G. JOHNSON, Vice President & Secretary-
                                                    Treasurer & Chief Financial
                                                    Officer

                                 EXHIBIT INDEX


          4 Copy of Stock Purchase Agreement dated as of April 30, 1997 between the Company, and issuer, and the purchasers named therein providing for the sale to the purchasers of 1,000,000 shares of common stock and options to purchase an additional 500,000 shares of common stock of the Company.

          10.11 Copy of Revolving Credit and Term Loan Agreement dated as of July 15, 1997 between the Company and Bank of Oklahoma, N.A., and forms of Promissory Note and Security Agreements executed and delivered pursuant thereto.

          27      Financial Data Schedule