Form 10QSB
period 1997-09-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1997-11-10
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    SEPTEMBER 30, 1997
                                                 ------------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
          for the transition period _______________ to _________________



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

                 12331 East 60th Street, Tulsa, Oklahoma 74146
                 ---------------------------------------------
                       (Address of principal executive offices)



                                (918)-250-2227
                                --------------
                         (Issurer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                      -------    -------
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1997:

                                                     Number of shares
          Title of Class                                Outstanding
          --------------                                -----------
     Common Stock, $.01 Par Value                        6,784,427


 Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               -----   -----

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS




                                                                    PAGE
FINANCIAL INFORMATION:

Consolidated Balance Sheet
     September 30, 1997                                               3

Consolidated Statements of Income
     Three Months Ended September 30, 1997 and 1996                   4

Consolidated Statements of Income
     Nine Months Ended September 30, 1997 and 1996                    5

Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1997 and 1996                    6

Notes to Consolidated Financial Statements                            7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                     8


                          PART II

OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                       12

     Signatures                                                      12

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS

Current assets:
     Cash                                                            $    40
     Accounts receivable                                               5,151
     Materials and supplies                                              747
     Prepaid expenses                                                     87
                                                                     -------
     Total current assets                                              6,025
                                                                     -------
Property and equipment, at cost                                        3,210
     Less accumulated depreciation                                    (1,408)
                                                                     -------
     Property and equipment, net                                       1,802
                                                                     -------
Other assets                                                               6
                                                                     -------
Total assets                                                         $ 7,833
                                                                     =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
      and revolving line of credit                                   $ 2,020
     Accounts payable                                                  1,131
     Accrued liabilities                                                 539
                                                                     -------
     Total current liabilities                                         3,690
                                                                     -------

Long-term obligations                                                    676
Deferred income taxes                                                     16
                                                                     -------
Total liabilities                                                      4,382
                                                                     -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
         issued 6,801,143 shares, including treasury shares               68
     Additional paid-in capital                                        2,699
     Retained earnings                                                   746
     Common stock in treasury, at cost, 19,216 shares                    (62)
                                                                     -------
     Total shareholders' equity                                        3,451
                                                                     -------
Total liabilities and shareholders' equity                           $ 7,833
                                                                     =======


                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                            1997     1996
                                                           ------   ------
Revenues                                                   $3,220   $3,153

Costs and expenses                                          2,222    2,412
Selling, general and administrative expenses                  791      689
                                                           ------   ------

Income from operations                                        207       52

Other income                                                   36       21
Interest expense                                               68       61
                                                           ------   ------

Income before provision for income taxes                      175       12

Provision for income taxes                                     50        4
                                                           ------   ------

Net income                                                 $  125   $    8
                                                           ======   ======

Net income per share (1)                                   $ 0.02   $ 0.00
                                                           ======   ======


(1) The weighted average number of shares used in the calculation was 5,772,394 for the three months ended September 30, 1996 and 6,781,927 for the three months ended September 30, 1997.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (In thousands except for per share amounts)
                                  (Unaudited)

                                                              1997     1996
                                                            -------  --------
Revenues                                                    $10,194  $ 7,487

  Cost and expenses                                           6,691    5,684
  Selling, general and administrative expenses                2,376    1,986
                                                            -------  -------

Income (loss) from operations                                 1,127     (183)

  Other income                                                   79       53
  Interest expense                                              210      158
                                                            -------  -------

Income (loss) before provision for income taxes                 996     (288)

  Provision for (benefit from) taxes on income                  344     (103)
                                                            -------  -------

Net income (loss)                                               652     (185)
                                                            -------  -------

Net income (loss) per share (1)                             $  0.11  $ (0.03)
                                                            -------  -------


(1)The weighted average number of shares used in the calculation was 5,771,719 for the nine months ended September 30, 1996 and 6,195,260 for the nine months ended September 30, 1997.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)

                                                                1997      1996
                                                              --------  --------
Operating activities
     Net income (loss)                                        $   652   $  (185)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                              278       208
        Deferred taxes                                              -       (22)
        Change in:
          Accounts receivable                                  (1,157)     (550)
          Materials and supplies                                 (122)     (106)
          Prepaid expenses                                        (54)      (36)
          Accounts payable                                       (231)      300
          Accrued liabilities                                     310       (84)
                                                              -------   -------

Net cash used in operating activities                            (324)     (475)
                                                              -------   -------
Investing activities

     Purchases of property, plant and equipment                  (471)     (143)
                                                              -------   -------

Net cash used in investing activities                            (471)     (143)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations      3,364     2,400
     Principal payments on notes and long-term obligations     (3,625)   (1,547)
     Proceeds from issuance of common stock                       963         -
     Issuance (purchase) of treasury stock                         14       (49)
     Cash dividends paid                                            -      (173)
                                                              -------   -------
Net cash provided by financing activities                         716       631
                                                              -------   -------

Increase (decrease) in cash                                       (79)       13

Cash, beginning of period                                         119         9
                                                              -------   -------

Cash, end of period                                           $    40   $    22
                                                              =======   =======


                       NATIONAL ENVIRONMENTAL SERVICE CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

     Revenue for the three months ended September 30, 1997 increased 2% from the corresponding period of 1996 ($3,220,000 compared to $3,153,000). Increases in construction and repair revenue reflected the most revenue increase in the third quarter of 1997 as compared to the same period in 1996. The construction and repair revenue was $1,745,000 for the third quarter in 1997 and $1,337,000 for the same quarter in 1996. Revenue from the initial stages of work and equipment sales involved in installing fueling facilities for a major grocery store chain accounted for much of the increase. The increase in construction and repair revenue was offset by a decrease in site assessments and reports ($83,000 for the third quarter of 1997 compared to $596,000 for the corresponding three month period of 1996). The 1996 revenues for the third quarter were significantly larger due to the performance of a large contract for a series of site assessments in Texas. All other revenue categories combined increased $172,000 for the third quarter of 1997 as compared to the third quarter of 1996 ($1,392,000 compared to $1,220,000). This increase resulted from increased activity in the areas of fueling systems upgrades, cathodic protection and other miscellaneous categories including service and maintenance work on fueling systems.

     The cost of sales for the third quarter of 1997 was $2,222,000 compared to $2,412,000 for the same period in 1996. Cost of sales as a percentage of revenue also declined in the third quarter of 1997 (69% of revenues compared to
76% for the same period in 1996).   Direct labor decreased by 5% for the quarter
ended September 30,1997 as compared to the corresponding period for 1996
($386,000 compared to $455,000).   The reduction in direct labor expense
resulted from the elimination of wages on the Whiteman Air Force Base project without a corresponding reduction in revenues. Lab services decreased $71,000 ($87,000 compared to $158,000) in the third quarter of 1997 compared to 1996. Lab services expense for the third quarter 1996 was higher due to the addition of cathodic protection suitability studies and greater volume of site assessments in this quarter. Vehicle expense except depreciation for the third quarter of 1997 was $101,000 compared to $67,000 for the same period of 1996 due to the larger fleet of vehicles and increased maintenance.

     Selling, general and administrative expenses increased 15% in the third quarter of 1997 as compared to the third quarter of 1996 ($791,000 compared to $689,000). The third quarter 1997 selling, general and administrative expense as a percent of revenue reflects a three percent increase over the same period in 1996 (25% compared to 22%). Selling and general administrative salaries increased $115,000 in the third quarter of 1997 compared to the corresponding period for 1996 ($327,000 compared to $212,000). The third quarter selling and general administrative salaries for 1996 reflected a one time reduction in certain executive officer salaries of $50,000. Therefore, $50,000 of the increase in the third quarter of 1997 reflected a return to normal levels for this expense category. The remaining portion of the increase in the third quarter 1997 selling and general administrative salaries resulted from the additional staff hired for the Dallas and Houston divisions and general salary increases. Salesmen salaries decreased $30,000 ($50,000 compared to $80,000) in the third quarter of 1997 compared to the same period in 1996. This decrease resulted from a reduction in the sales force for certain areas of the Company's operations. Other third quarter 1997 changes in comparison to the same quarter in 1996 are as follows: a reduction in salesmen's travel expenses of $13,000 due to the decrease in sales force, a $12,000 increase in office supplies and postage due to the Texas divisions' activities, an increase in bad debt expense of $11,000, and a decrease in office rent expense of $10,000 due to the elimination of the Chenco facility in Dallas.

     Interest expense increased 5% due to larger loan balances outstanding. Interest for the third quarter of 1997 was $68,000 compared to $61,000 for the same period in 1996. Other income included discounts of $16,000 earned in the third quarter of 1997 compared to no discounts earned in the third quarter of 1996. The discounts were earned primarily on the early payment of invoices on purchases of dispensers and supplies.

     Net income for the quarter was $125,000. This compares to net income for the third quarter of 1996 of $8,000. The principal reason for the increase in revenue is the reduction in the cost of sales as a percentage of revenue.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

     Revenue for the nine months ended September 30, 1997 increased 36% compared to the corresponding period of 1996 ($10,194,000 compared to $7,487,000). The increase in revenues for the first nine months is due primarily to increases in construction and repair ($4,951,000 compared to $3,420,000 for the prior period), cathodic protection ($3,157,000 compared to $1,510,000 for the prior period, and system upgrades ($573,000 compared to $469,000 for the prior period). Remediation revenues increased to $716,000 for the nine months ended September 30, 1997 as compared to $591,000 for the same period in 1996. Site assessments and reports declined to $406,000 for the first nine months of 1997 from $869,000 for the same period in 1996. Construction and repair revenue grew due to the greater emphasis on installation of fueling systems and related work. Cathodic protection revenues grew due to the greater acquisition of cathodic protection installation kits by NESCO's distributors and because of NESCO's own installations of cathodic protection systems. The approaching deadlines for completing this work is causing owners and operators of fueling systems to have these systems installed. Remediation revenue grew due to the increase
remediation activity in Texas.   Site assessments and reports revenue was lower
in the third quarter of 1997 in comparison to the same quarter in 1996 due to the performance of a large contract for a series of site assessments in Texas in 1996.

     Cost of sales increased 18% to $6,691,000 for the first nine months of 1997 compared to $5,684,000 for the first nine months of 1996. However, the cost of sales as a percentage of revenue for the first nine months of 1997 was 66% compared to 76% for the same period in 1996. This decrease was due to improved margins in most revenue categories and increased sales in the higher margin cathodic protection category. Direct labor was substantially unchanged at $1,269,000 for 1997 compared to $1,277,000 in 1996). Contract labor increased to $144,000 for the first nine months of 1997 compared to $49,000 for the same period in 1996. Lab services decreased $163,000 in the first nine months of 1997 compared to the same period in 1996 ($227,000 compared to $390,000) primarily due to the decrease in site assessments in 1997 as compared to 1996 as described in the preceding paragraph. Subcontractor expense increased $155,000 for the first nine months of 1997 compared to the same period in 1996 ($962,000 compared to $807,000). Contract labor expense and subcontractor expense increased due to the larger volume of work for the nine months ended September 30, 1997 as compared to the same period in 1996. Supplies and materials increased 37% in the first nine months of 1997 compared to the same period of 1996 ($2,959,000 compared to $2,167,000). However, the increase is comparable to the 36% increase in revenues. Vehicle expense except depreciation increased $80,000 to $234,000 for the first nine months of 1997 compared to $154,000 for the same period in 1996. This increase was the result of the larger fleet of vehicles and the increased service and maintenance.

Selling, general and administrative expense increased 20% for the nine months ended September 30, 1997 over the same period in 1996 ($2,376,000 compared to $1,986,000). Selling and general administrative salaries increased$174,000 for the first nine months of 1997 compared to the same period of 1996 ($975,000 compared to $801,000). The second and third quarters of 1996 included a one-time reduction in certain executive salaries of $103,000. Therefore, $103,000 of the expense increase for the first nine months of 1997 was due to a return to normal levels of expense for the selling and general administrative salaries. The remainder of the increase was due to normal salary increases and staff additions. Other areas of increased expense in the first nine months of 1997 compared to the corresponding period in 1996 include: office supplies and postage ($21,000 increase) due primarily to addition of new division office activities; consulting and professional services ($36,000 increase); bad debt expense ($21,000 increase); and general insurance ($111,000 increase). The increase in general insurance for the first nine months of 1997 compared to the same period in 1996 resulted from rate reductions and one-time refunds of prior year premiums in 1996. Areas of decreased expense include: advertising ($25,000 decrease) and life insurance premiums for officers ($11,000 decrease).

     Interest expense increased $52,000 for the nine months of 1997 compared to the corresponding period in 1996 ($210,000 compared to $158,000 for the same period in 1996). Other income included discounts of $18,000 earned in the first nine months of 1997 compared to no discounts for the same period in 1996. The discounts were earned primarily on the early payment of invoices on purchases of dispensers and supplies.

     The net income for the nine months ended September 30, 1997 was $652,000 compared to a net loss of $185,000 for the same period in 1996. Increased revenues and reduction in the cost of sales as a percentage of revenue were the most significant reasons for the increased income. The reduction in cost of sales was attributable to the completion of the Whiteman Air Force Base project prior to the third quarter of 1997.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The company continued to make periodic debt repayments during the quarter. The company continued to make investments in property, plant and equipment as well as materials and supplies as needed. The company secured funds from a $1,000,000 private placement of one million shares of common stock during the second quarter of 1997. As part of the private placement, the company granted options to purchase 530,000 shares of common stock at $1.50 per share
exercisable at any time prior to April 30, 1999.   Accounts receivable at the
end of the third quarter 1997 totaled $5,151,000 compared to $3,607,000 at the end of the third quarter of 1996. Accounts payable declined to $1,131,000 at September 30, 1997 compared to $1,299,000 for the same date in 1996.

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

     The Company extended its Revolving line of credit in April, 1997, and the extended loan maturity was May 31, 1997. The amount of the line was decreased from $2.1 million to $2.0 million pending the transfer of the company's banking relationships from Boatmen's National Bank of Oklahoma to Bank of Oklahoma. The interest rate on the loan during the extension was national prime plus 3 percent. On July 15, 1997, the company executed loan documents and transferred its line of credit loan and various equipment loans to the Bank of Oklahoma. The line of credit was increased to $2.5 million with an interest rate of national prime plus 1.5%. The company used $2.028 million of the new line to payoff the line of credit at Boatmen's National Bank of Oklahoma. Various equipment loans at Boatmen's National Bank of Oklahoma totaling $391,000 were consolidated into a Bank of Oklahoma $500,000 loan on equipment with an interest rate of national prime plus 1.5%. The loan is amortized on a five year term with monthly payments. A balloon payment at maturity is required on July 31, 2000. The monthly payment is $10,624.

     The company obtained loans to purchase eight service trucks in July and August, 1997. The eight loans totaled $171,772. with interest rates of 5.9% per annum. The loans will be repaid in 36 monthly installments with maturities in August and September, 2000.

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

                                      NATIONAL ENVIRONMENTAL SERVICE CO.

Date: November 5, 1997                /s/ Eddy L. Patterson
                                      ----------------------------------
                                      EDDY L. PATTERSON, President

Date: November 5, 1996                /s/ Larry G. Johnson
                                      ----------------------------------
                                      LARRY G. JOHNSON, Vice President &
                                                        Secretary-Treasurer &
                                                        Chief Financial Officer