Form 10KSB
period 1997-12-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1998-03-24
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

(   X   )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 (FEE REQUIRED)

(       )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD___________________ TO _____________________.
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Title of class: Common Stock, $.01 Par value

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

     State issuer's revenues for its most recent fiscal year $14,746,000.
                                                             ------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on February 27, 1998 was $11,489,812.


The number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1998 is shown below:
                                                              NUMBER OF SHARES
          TITLE OF CLASS                                         OUTSTANDING
          --------------                                         -----------
     Common Stock, $.01 Par Value                                 7,876,143

          DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------
          Portions of the Proxy Statement for the Annual Meeting of Stockholders of National Environmental Service Co. to be held May 21, 1998, are incorporated by reference in Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   ; NO X .
                                                              ---    ---

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS
                                   BUSINESS

THE COMPANY

     The business of National Environmental Service Company commenced in 1986 and consisted of providing testing and service on underground storage tanks and piping systems. With adoption of the U.S. Environmental Protection Agency ("EPA") regulations in 1988, implementing the Resource Conservation and Recovery Act ("RCRA"), as amended by the Solid Waste Disposal Act ("SWDA"), the Company's focus shifted toward environmental services, assessment and remediation. It currently is engaged in the businesses of installation of fueling systems and related facilities, providing cathodic protection for underground metal tanks, installation of spill and overfill protection, environmental site assessments, contaminated soil and water remediation, and the installation and removal of storage tanks.

     All of the common stock of the Company was purchased from the original owners in May 1989, by two employees of the Company, Eddy L. Patterson and Albert A. McCutchan. Messrs. Patterson and McCutchan have served as President and Executive Vice President, respectively, of the Company since that time. In 1988 (the year prior to purchase by current management), the Company had revenues of $340,000 and pre-tax income of $41,000 (unaudited). In 1997, the
Company had revenues of $14,746,000 and pre-tax income of $1,204,000.   At the
time of purchase by Messrs. Patterson and McCutchan, the Company had eight full-time employees and one office. At the end of 1997, the Company had 97 full-time employees. In addition to the corporate office in Tulsa, Oklahoma, the Company had regional offices in Dallas (as of December 29, 1995), Houston (closed effective January 31, 1998) and San Antonio, Texas.

     The Company operated under an S Corporation election for federal income tax purposes effective January 1, 1990. This election was revoked effective April 30, 1994. In April 1994, in preparation for the initial public offering of the Company's common stock which commenced in September 1994 and terminated in January 1995 (the "Offering"), the Company amended its Certificate of Incorporation to increase its authorized capital to 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock and effected a stock split whereby the shares owned by each of the Company's two equal shareholders increased from 225 shares of Common Stock, $1.00 par value, to 2,295,257 shares of newly authorized Common Stock, $.01 par value.

     The Company's headquarters are located at 12331 East 60th Street, Tulsa, Oklahoma 74146 and its telephone number is (918) 250-2227. It also has regional offices in Dallas and San Antonio, Texas. The Company has regional managers in each of its offices who are responsible for the operations conducted in their respective regions.

GENERAL

     The Company provides "turn-key" installation of fueling systems and related facilities, testing, cathodic protection, remediation, consulting services, and fueling equipment sales, installation, and service to individuals and businesses who are owners or operators of underground fuel storage tanks and fueling systems. Environmental laws and regulations adopted or implemented within the last ten years have generated increasing demand for the types of services provided by the Company and its competitors. The principal activities of the Company have focused on underground storage tanks and fueling systems, primarily because to date they have been the subject of substantially greater regulation by both federal and state authorities than above-ground tanks. Primary customers of the Company are owners of fueling systems, underground storage tanks, above-ground storage tanks and pipelines. These include motor fuel service stations and convenience stores, commercial trucking companies, railroads, airports, oil producers, refiners, pipeline operators and federal, state and local governments.

SERVICES

     A recent phenomenon at supermarkets and grocery stores is the installation of gasoline fueling facilities at the perimeters of the stores' parking lots. This move into retail gasoline sales has provided an opportunity for the Company to use its experience in the fuel services industry to also become a "turn-key" builder of fuel facilities for multinational oil companies and supermarket chains.

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

     Under its cathodic protection distributorship program (described below), the Company sells cathodic protection systems designed and manufactured by the Company to other environmental and pump and tank service companies. The Company believes this program will allow the Company greater participation in the huge market for these services prior to the December 1998 deadline of the regulatory requirement that such systems be installed for older underground tanks in existing fueling systems.

New Installations:      The Company provides "turn-key" installation of new
                        fueling facilities including the underground storage tanks, piping, dispensing equipment, and other site improvements including the building, canopy, and related equipment.


Cathodic Production:    The Company employs a method of method of protecting
                        metal underground storage tanks and pipelines from the natural processes of corrosion which involves placing metal rods (anodes) in holes drilled around a tank. The rods are connected to a low-voltage electrical power supply such as a rectifier. The introduction of the electrical current into the ground concentrates corrosion away from the tank to the anodes. Corrosion protection of metal underground storage tanks and piping is required by EPA regulations. In 1995, the Company began offering a cathodic protection dealership program to qualified individuals and companies. Under this program, distributors are established and trained to install cathodic protection systems manufactured by the Company. The Company provides technical support and certification of systems installed.

Spill and
 Overfill Protection:   Spill and overfill protection is attained by placing
                        spill containment basins around the fill pipe of an underground storage tank and installing an overfill prevention valve in the fill pipe.

Environmental Site
 Assessments:           Whenever an underground storage tank leak is suspected,
                        an investigation to confirm the presence of a leak must be conducted within seven days. The Company's personnel possess the experience to conduct such investigations.
                        In addition, when title to commercial real estate is being transferred, an investigation for contamination may be requested. The Company's staff of hydrologists, environmental engineers and technicians review any documents regarding historical uses of the site, analyze soil and water samples and study the sub-surface geology to determine if there is contamination or potential contamination of soil and water on the site. Possible contaminants include hydrocarbons, PCB's, radon, asbestos and other hazardous materials. These services include Phase I visual assessments and Phase II drilling and sampling.

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

Tank Removals:          Because of stringent environmental regulations, many
                        companies are choosing to exit the fuel storage business. In addition, many tanks too corroded to upgrade are being removed and replaced. The Company is engaged in the removal and disposal of old tanks, cleaning-up any contaminated soil, and the replacement of any concrete or asphalt.

Equipment Sales and
 Service The Company has become a distributor for Wayne Fueling Equipment sales and service in Houston and for eastern Oklahoma, western Arkansas, and southwestern Missouri. The Company has developed a significant fueling equipment service facility in Dallas to serve the Dallas-Fort Worth Metroplex.


MATERIAL CONTRACTS

     The Whiteman A.F.B. contract began April 1995 and was completed in 1997. At Whiteman, the Company demolished an old fuel storage facility and replaced it with a new system. In addition, other above and underground fuel storage tanks were to have been removed and replaced. Revenues to be earned under the Whiteman contract total approximately $1.8 million, of which $1 million was reported as revenue in 1995 and $502 thousand in 1996. The contract was completed in early 1997.

     The Warren A.F.B. contract began November 1995 and was completed in September 1997. Revenues to be earned by the Company under the Warren contract total approximately $1,100,000 of which $33,000 was recorded in 1995, $705,000 was recorded in 1996, and the remaining $338,000 was recorded in 1997. At Warren, the Company upgraded fuel tanks for 50 missile launch facilities by adding piping, spill and overfill equipment, leak detection and automatic tank gauging.

     The Company is performing cathodic protection and other fuel system upgrade work for two convenience store chains and fuel system installations for two
grocery store chains.   Revenues earned in 1996 were $1,400,000 and $1,065,000
for the two convenience store chains. The total of revenues for both chains combined in 1997 was $1,315,000. Revenues earned in 1996 for fuel system
installations for one grocery store chain was $1,324,000.   Revenues for 1997
for fuel system installations at two grocery chains were $1,323,000 and $2,071,000. Revenues for work on these chains will continue in 1998 as additional stores are scheduled for upgrades and installations.

     The Company is performing site upgrades on eleven hospitals owned by a national hospital corporation. The upgrades include removal and replacement of emergency generator fuel storage tanks, piping, and related equipment. The total revenues expected from these contracts should exceed $900,000.

COMPETITION

     The Company competes with numerous other companies and individuals (consultants, etc.) in providing the various types of services described above, but very few companies offer the complete range of services which the Company provides. There are even fewer competitors for the installation of "turn-key" fueling facilities for gasoline service stations and convenience store chains. The main factors on which the Company competes for business are personal contacts, experience, reputation, price, availability and location. Many of the Company's potential customers seek competitive bids in awarding contracts for the work to be performed.

     For certain competitive bid projects, particularly those involving large expenditures for labor or materials, the financial strength of the bidder may be an important factor. The Company often competes against companies with substantially greater financial and/or human resources.

MARKETING

     A large percentage of the Company's business is from previous customers and their referrals. The Company also obtains referrals from petroleum equipment manufacturers and environmental consultants with whom the Company has worked. The Company maintains a full-time marketing staff of two and has four other executive and administrative personnel who spend a significant amount of time calling on prospective customers. The marketing staff also responds to inquiries obtained through advertising in state and national trade publications, direct mail and trade show participation. Approximately 20% of the services performed by the Company have been pursuant to projects awarded by competitive bidding.

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

EFFECT OF GOVERNMENTAL REGULATIONS

     The RCRA, as amended by SWDA, and as implemented by EPA regulations, is intended to protect human health and the environment from hazardous material, including leaks or spills from underground storage tanks. The term "hazardous materials" includes motor fuels (gasoline and diesel) and chemicals used in manufacturing processes. The goals of the underground storage tank regulations include preventing leaks and spills, detecting leaks and spills, correcting problems caused by leaks and spills and requiring each state to undertake a regulatory program equal to or more stringent than required by the EPA.

     The regulations require the underground storage tank owner or operator to take action to correct problem underground storage tanks, to upgrade them to meet prescribed standards and to maintain them in proper condition. All underground storage tanks had to be tested not later than December 1993, and must be tested annually until upgraded to meet leak detection, spill and overfill prevention, interior lining, piping and cathodic protection standards established by the EPA. Required upgrading must be completed by December 22, 1998. Owners of underground storage tanks also must demonstrate their financial ability to pay for damages caused by spills or leaks.

     States' regulations may differ from federal regulations. While Iowa required spill and overfill protection and cathodic protection to be installed by 1995, the state has not made significant progress in the clean-up of contaminated sites as have other states. The Company's operations in Iowa declined due to completion of upgrade work to meet the 1995 deadline and the lack of significant clean-up opportunities. The Iowa office was closed in March 1996. The Nebraska office was also closed in March 1996 due to a shortage of state LUST funds for clean-up of contaminated sites.

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

     Certain licensing requirements pertaining to entities which inspect, install, protect, repair and remove storage tanks and which investigate and clean up releases are in place in states in which the Company operates. The Company and/or its employees maintain licenses in 18 states on an on-going basis and obtain licenses in other states as needed. Generally, state licenses are issued after review of applications which include descriptions of the Company's experience, the backgrounds of its personnel and payment of the applicable license fees. In addition, some states require certain employees, such as tank testers and installers, to be separately licensed. Usually passing a written examination is required to obtain these licenses. The Company has not encountered any material difficulties in obtaining required licenses, but the Company cannot predict when licensing requirements may change.

     As part of the remediation services offered to its customers, the Company often disposes of, or arranges for the disposal of, contaminated soil or water. Prior to any disposal, the Company must obtain approval from the appropriate state agency to dispose of the contaminated soil in an approved landfill. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), any person who disposes of statutorily defined hazardous substances at a disposal site is potentially liable for clean up costs if there is a release from such disposal site. However, petroleum products are excluded for the most part from the scope of these provisions. Since virtually all of the material which the Company disposes or arranges the disposal of consists of petroleum products and material contaminated by petroleum products, the Company is largely exempt from these provisions of CERCLA. The only exposure the Company would likely face in this area would be for failure to obtain necessary state agency approvals for disposal of waste materials or the failure to dispose of such materials in approved landfills.

DEPENDENCE ON MAJOR CUSTOMERS

      In 1997, the Company received 14 percent of its revenue from one grocery store chain. The Company believes that it has a broad overall customer base and the loss of any single customer would not have a material adverse affect on its business, although the loss of several of those customers could have such an effect.

TRADEMARKS, LICENSES

     On November 1, 1992, the Company entered into a license agreement to use patented technology for testing above-ground storage tanks. The term of the license is for the remaining life of the patent (12 years) and requires the Company to pay the licensor 2% of its annual revenues from use of the technology. The Company has not yet realized significant revenues from the use of such technology, but anticipates that utilization of the technology may produce significant new revenue if more states and the Federal government enact above-ground storage tank testing and upgrading legislation.

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

EMPLOYEES

     The Company has 97 full-time employees and no part-time employees. This number includes 7 senior managers, 6 division managers, 10 field supervisors, 2 marketing employees, 4 full-time professionals, 18 accounting/clerical/drafting personnel, and 50 technical and field personnel. The areas of expertise of the professionals include hydrogeology, environmental engineering, biology and chemistry. The Company has no collective bargaining agreements and management considers employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

                                   PROPERTIES

     The Company maintains its corporate headquarters, an equipment storage yard and a warehouse in a business park in Tulsa, Oklahoma, each with 9,000, 10,000 and 4,500 square feet, respectively. The facility was leased from McCutchan and Patterson Partnership, a partnership owned by the President and Executive Vice President of the Company. The lease was in effect through 1997 with annual lease payments totaling $66,000.

     On February 27, 1998, the Company acquired the office building, warehouse and lot on which the Company's corporate offices are located. The purchase price was $600,000, and the Company secured a loan from Citizen's Bank of Tulsa for $480,000 secured by a mortgage on the acquired real estate. The loan has a term of 7 years. The interest rate floats at one-half percent above Low New York Prime rate, and the current rate is 9.0% per annum. The Company paid a one-half percent origination fee.

     The Company acquired Lab One Analytical, Inc. on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock.

     Both Lab One Analytical, Inc. and the real estate were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof.

     The Company constructed a new building in San Antonio, Texas, which was completed during the first quarter of 1995 at a cost of $259,000. At December 31, 1997, a balance of $466,000 remained to be paid which includes liens on real estate and other equipment.

     The Company leased space for its Dallas office on October 1, 1995. Annual lease payments are $34,000. The lease expires on September 30, 1998.

     The Company leased space for its Houston office on November 1, 1996. The annual lease payments are $23,000, and the lease expires on October 31, 1999. This office was closed on January 31, 1998, and the Company is in the process of subleasing the office for the remainder of the lease term.

     The Company owns various vehicles and equipment which were purchased at a total cost of approximately $2,178,000. At December 31, 1997, the Company had outstanding loans of approximately $808,000 principal amount collateralized by the vehicles, equipment, and real estat e.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has various legal proceedings for the collection of accounts receivable. The amounts sought in the legal proceedings are relatively insignificant with regard to the Company's total accounts receivable balances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock began trading on March 7, 1995, and was quoted on the OTC Bulletin Board. Prior to that time, there was no public trading market for the stock.

     On January 24, 1996, the Company's stock began trading on The Nasdaq Stock Market under the symbol: NESC.

     The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock on the OTC Bulletin Board through January 23, 1996 and on the Nasdaq Small Cap Market thereafter. These quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.


Quarter
 ended                        High    Low
 -----                       ------  ------

          3/31/96             $3.50   $2.00
          6/30/96              2.00    0.875
          9/30/96              3.375   1.00
          12/31/96             2.00    0.75



          Quarter
          ended              High    Low
          ------             ------  ------
          3/31/97            $1.875  $0.875
          6/30/97             2.00     .625
          9/30/97             2.875   1.625
          12/31/97            4.375   2.375

     At December 31, 1997, there were 257 holders of record of the Company's outstanding shares of common stock and an estimated 300 additional shareholders whose shares were registered in street name. No shares of preferred stock are currently outstanding.

     The Board of Directors paid no dividends to shareholders in 1997.   The
Board of Directors declared a dividend of three cents per share to shareholders of record on February 15, 1996. The dividend was paid on March 1, 1996. The Company paid no dividends in 1995.

     Payment of dividends in the future, if any, will depend on the applicable legal and contractual restrictions, as well as the Company's earnings, financial position, expansion plans and objectives and cash requirements, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, TO THE YEAR ENDED DECEMBER 31, 1996.

     The Company had revenues of $14,746,000 in 1997 compared to $10,261,000 in
1996, a 44% increase.   Fueling systems installation and repair accounted for
the largest source of revenues in 1997 as compared to 1996, a 81% increase. Fueling systems installation and repair revenues in 1997 were $9,569,000 compared to $5,300,000 for 1996. The fueling systems installation and repair revenues increased due to significantly greater activity in the installation of fueling systems for petroleum companies, convenience stores and grocery store
chains.   Cathodic Protection revenues increased 49% in 1997 as compared to
1996. Cathodic Protection revenues were $3,564,000 in 1997 compared to $2,398,000 in 1996. The increase resulted from increased purchases of cathodic protection kits from the Company's distributor network and increases in the installation of cathodic protection systems by the Company. The increased sales result from the approaching deadline for regulatory compliance by owners and operators of underground storage tanks. Site assessment revenues were $573,000
in 1997 compared to $1,549,000 in 1996.   Site assessment revenues exhibited the
largest decrease in 1997 compared to 1996. The decrease of 63% resulted from the significantly increased activity in Texas in 1996 following that state's revision of its LUST cleanup program. The Company performed an unusually large amount of assessments in late 1996 which boosted that year's revenue considerably in relation to 1997. Remediation revenues increased 8% in 1997
compared to 1996, $776,000 compared to $720,000.   Sales of Parts and Pumps
increased to $674,000 in 1997 compared to $114,000 in 1996. The increase resulted from the considerable expansion of the Company's service division activities in 1997 following the division's establishment in late 1996 and the increase in sales of pumps and parts due to the Company's increased activity in installing fueling systems for petroleum companies, convenience stores, and grocery chains.

     Costs and expenses in 1997 were $10,129,000 compared to $7,833,000 in 1996, an increase of 29%. Costs and expenses for 1997 represented 69% of total revenue for the year compared with 76% for

1996. The decrease in percentage of costs and expenses in 1997 resulted from problems encountered on one government contract in 1996. Additionally, 1996 costs and expenses included the initial loss of operational efficiencies following the acquisition of two small companies which became the Dallas division office. The percentage of increase in labor costs was 8%, relatively minor in comparison to the increase in revenue. Labor costs for 1997 were $1,922,000 compared to $1,774,000 for 1996. Payments to subcontractors increased 10% to $1,463,000 in 1997 compared to $1,332,000 in 1996. Supplies and materials cost increased 73% in 1997 to $4,740,000 compared to $2,744,000 for 1996. The increase in both subcontractor expense and supplies and materials was due to increased volume of business in the fueling systems installation and repair area which include the type of projects requiring more equipment and supplies and use of subcontractors. Lab service costs decreased from $536,000 in 1996 to $304,000 in 1997, primarily due to the significant decrease in site assessments in Texas as explained in the revenues paragraph above.

     Selling, general and administrative expenses were $3,215,000 in 1997 compared to $2,775,000 in 1996, a 16% increase. The $440,000 increase was due to salary increases and the employment of more highly qualified and skilled employees in 1997. Salaries accounted for $288,000 of the $440,000 increase. Salaries increased 21% to $1,645,000 in 1997 compared to $1,357,000 in 1996. Part of the increase in salaries for 1997 over 1996 was the result of a one time temporary reduction of $103,000 of certain executive officer salaries during 1996. Office supplies and postage was $112,000 in 1997 compared to $82,000 in 1996. Telephone expenses were $108,000 in 1997 compared to $74,000 in 1996. Both telephone expense and office supplies and postage increases were related to the increased volume of sales. Professional fees increased to $116,000 in 1997 compared to $75,000 in 1996. The Company's efforts in capital acquisition and investor relations accounted for most of the increase in professional fees. Advertising expense declined to $43,000 in 1997 compared to $79,000 in 1996 due to less advertising in trade publications.

     Interest expense is higher due to the larger debt balance in 1997 resulting from funding for long-term contracts, additional working capital, and purchases
of machinery and equipment.   Interest expense for 1997 was $308,000 compared to
$238,000 in 1996.

CAPITAL RESOURCES AND LIQUIDITY

     Cash on hand at the end of 1997 was $90,000 compared to $119,000 at the end of 1996. Net cash used by operating activities was $1,496,000 in 1997 compared to $563,000 in 1996. The increase in the net cash used was due to an increase in accounts receivable of $1,696,000 and an increase in costs and estimated
earnings in excess of billings of $1,437,000.   The increase in accounts
receivable and costs and estimated earnings in excess of billings is due to the 44% increase in revenues.

     The Company continued to make periodic debt repayments during the year. The Company continued to make investments in property, plant and equipment as well as materials and supplies as needed. The Company secured $1,000,000 from a private placement of one million shares of common stock during the second quarter of 1997. As part of the private placement, the company granted options to purchase 530,000 shares of common stock at $1.50 per share exercisable at any time prior to April 30, 1999. The Company secured $540,000 when options for 450,000 shares were exercised at $1.20 per share (adjusted from $1.50) on December 8, 1998. Accounts receivable at the end of 1997 totaled $5,015,000 compared to $3,198,000 at the end of 1996. Costs and estimated earnings in excess of billings on uncompleted contracts were $2,066,000 at the end of 1997 compared to $629,000 at the end of 1996. Accounts payable increased to $1,827,000 at the end of 1997 compared to $1,362,000 at the end of 1996.

     During 1997, the Company obtained installment loans which totaled $312,000 and were secured by 13 trucks and attached equipment.

     The Company extended its revolving line of credit in April 1997, and the extended loan maturity was May 31, 1997. The amount of the line was decreased from $2.1 million to $2.0 million pending the transfer of the Company's banking relationships from Boatmen's National Bank of Oklahoma ("Boatmen's") to Bank of Oklahoma. The interest rate on the loan during the extension was national prime plus 3 percenage points. On July 15, 1997, the Company executed loan documents and transferred its line of credit loan and various equipment loans to the Bank of Oklahoma. The line of credit was increased to $2.5 million with an interest rate of national prime plus 1.5 percentage points. The Company used $2.028 million of the new line to payoff the line of credit at Boatmen's. The line of credit was increased to $3.0 million on December 2, 1997. All other terms and conditions of the line of credit remained unchanged. Various equipment loans at Boatmen's totaling $391,000 were consolidated into a Bank of Oklahoma $500,000 loan on equipment with an interest rate of Wall Street Journal prime plus 1.5%.
                                           -------------------
The monthly payment of $10,624 is based on a five year amortization. A balloon payment at maturity is required on July 31, 2000.

CAPITAL EXPENDITURES

     The Company has no commitments for material capital expenditures. The Company acquired Lab One Analytical, Inc. on January 30, 1998 for $75,000 cash and 225,000 shares of the Company's common stock. On February 27, 1998, the Company acquired the office building, warehouse and lot on which the Company's corporate offices are located. The purchase price was $600,000. The Company may make capital expenditures in connection with acquisition of other companies or businesses.

YEAR 2000 ISSUE

     The Company is making an assessment of its Year 2000 date issues as it relates to computer operations of the Company, the computer hardware and software owned by the Company, the accounting software provided by its vendor, the software of other suppliers and vendors, and the software of customers. The most critical aspect for the Company regarding the Year 2000 problem involves the Company's accounting software. The Company's vendor of the software is addressing this issue and assures its users that all software will be revised to permit the usage of the year 2000 date without adverse consequences to the software users' systems. The Company has made arrangements with its local computer systems consultant to survey all of the Company's computers and non-accounting software acquired and used in Company operations. This survey will include alarm systems, office equipment, computers, "off-the-shelf" software, and software designed by the Company or its subsidiaries. It has been determined that Year 2000 problems encountered by the Company's customers would not be material. However, the Company does supply equipment which will be affected by the Year 2000 problem. The Company will contact vendors of such equipment supplied by the Company and determine if the equipment requires modifications to address its customers' Year 2000 problems. The Company has determined that the Year 2000 problem is not a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition. Additionally, the Company has determined that the costs or consequences of incomplete or untimely resolution of the Year 2000 issue is not a material event. These determinations are based on three factors: the availability of accounting software which has dealt with the Year 2000 problem, the relatively small amount of reliance by the Company on specialized software or computer equipment, and the inconsequential impact on the Company of any of the Company's customers' Year 2000 problems.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information required by this item is incorporated by reference to the sections entitled "Election of Directors," " Executive Officers"and "Section 16(a) Beneficial Ownership Compliance" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Section entitled "Principal Shareholders " of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of National Environmental Service Co. and amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, No. 33-78612-D, (the "Registration Statement")).
         3.1a Amendment to Amended and Restated Certificate of Incorporation of National Environmental Service Co., dated June 17, 1994 (incorporated by reference to

               Exhibit 3.1a to the Registration Statement).
         3.2 Amended and Restated Bylaws of National Environmental Service Co., as amended on June 16, 1994 (incorporated by reference to Exhibit 3.2 to the Registration Statement).
         4.1   Form of Stock Certificate (incorporated by reference to Exhibit
               4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1994 (the "1994 10-KSB").
         10.1 Contract with U.S. Corps of Engineers regarding project for Tinker Air Force Base, Oklahoma (incorporated by reference
               Exhibit 10.1a to the Registration Statement).
         10.2 Office Warehouse lease between Registrant McCutchan and Patterson Partnership (incorporated by reference as filed as Exhibit 10.2 on Form 10-KSB for the fiscal year ended December 31, 1994).
         10.5 National Environmental Service Co. 1994 Employee Stock Plan dated April 22, 1994. (incorporated by reference to Exhibit 10.7 to the 1994 10-KSB).
         10.6 National Environmental Service Co. 1994 Director Stock Option Plan dated April 22, 1994 (incorporated by reference to Exhibit
               10.8 to the 1994 10-KSB).
         10.7 Contract with the U.S. Corps of Engineers regarding project for Fort Hood, TX (incorporated by reference to Exhibit 10.9 to the 1994 10-KSB).
         10.8 Contract with U.S. Corps of Engineers regarding project for Whiteman Air Force Base, Missouri (incorporated by reference as filed as Exhibit 10.1 to Form 10-QSB for the quarter ended March 31, 1995).
         10.9 Bank IV Oklahoma, N.A. Credit Agreement dated January 9, 1995 (incorporated by reference as filed as Exhibit 10.2 on Form 10-QSB for the quarter ended March 31, 1995) and amendments to the Credit Agreement.
         10.11 Private Placement Agency Agreement between National Environmental Service Co. Peacock, Hislop, Staley & Given, Inc. dated January 15, 1998; Amendment to the Placement Agency Agreement dated January 15, 1998; and First Supplement to the Private Placement Memorandum dated January 12, 1998.
         10.12 National Environmental Service Co. Common Stock Purchase Warrant to Peacock, Hislop, Staley & Given, Inc. dated January 21, 1998
         10.13 Purchase and Sale Agreement for sale of real estate dated January 30, 1998, between National Environmental Service Co. and McCutchan and Patterson, an Oklahoma general partnership.
         10.14 Citizens' Bank of Tulsa Credit Agreement dated February 27, 1998.
         10.15 Agreement and Plan of Merger with respect to Lab One Analytical, Inc. dated January 30, 1998.
         21.1  Subsidiaries of National Environmental Service Co.
         27.1  Financial Data Schedule

    (B)  REPORTS ON FORM 8-K
         None.

                         INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Independent Auditors                               F-2

Consolidated Balance Sheet as of December 31, 1997           F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1997 and 1996                                F-4

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 1997 and 1996            F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996                                F-6

Notes to Consolidated Financial Statements                   F-7

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
National Environmental Service Co.



We have audited the accompanying consolidated balance sheet of National Environmental Service Co. (the "Company") as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Environmental Service Co. as of December 31, 1997 and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 13, 1998

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1997
                           (In Thousands of Dollars)

                                     ASSETS
                                     ------

Current assets:
        Cash                                                         $    90
        Accounts receivable:
          Trade, net of allowance for doubtful accounts of $52         5,015
          Refundable income tax                                           46
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                        2,066
        Materials and supplies                                           946
        Prepaid expenses                                                  82
                                                                     -------
        Total current assets                                           8,245
                                                                     -------
Property and equipment, at cost:
        Land                                                              50
        Buildings and improvements                                       344
        Vehicles                                                       1,916
        Testing, drilling and other equipment                            262
        Furniture, fixtures and other                                    710
                                                                     -------
                                                                       3,282
        Less accumulated depreciation                                  1,438
                                                                     -------
        Property and equipment, net                                    1,844
                                                                     -------
Other                                                                     22
                                                                     -------
Total assets                                                         $10,111
                                                                     =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
        Current maturities of long-term obligations                  $ 2,870
        Notes payable to related parties                                  31
        Accounts payable                                               1,827
        Accrued liabilities                                              583
                                                                     -------
        Total current liabilities                                      5,311
                                                                     -------
Long-term notes payable                                                  588
                                                                     -------
Deferred income taxes                                                    113
                                                                     -------
Commitments and contingencies
Shareholders' equity:
        Preferred Stock; 1,000,000 shares authorized; none issued
        Common Stock; par value $.01; authorized 20,000,000 shares;
          issued 7,251,143 shares                                         73
        Additional paid-in capital                                     3,234
        Retained earnings                                                840
        Common stock in Treasury, at cost, 12,376 shares                 (48)
                                                                     -------
        Total shareholders' equity                                     4,099
                                                                     -------
Total liabilities and shareholders' equity                           $10,111
                                                                     =======

              The accompanying notes are an integral part of the
                             financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Years Ended December 31, 1997 and 1996
              (In Thousands of Dollars except per share amounts)


                                               1997      1996
                                             --------  --------
Revenue:
   Site assessments                          $   576   $ 1,549
   Cathodic protection                         3,564     2,398
   Fueling Systems                             9,569     5,300
   Remediation                                   776       720
   Other                                         261       294
                                             -------   -------
Total revenue                                 14,746    10,261

Costs and expenses                            10,129     7,833
Selling, general and
     administrative expenses                   3,215     2,775
                                             -------   -------
Income (loss) from operations                  1,402      (347)

Other income (expense):
     Interest                                   (308)     (238)
     Other income                                110        54
                                             -------   -------
Income (loss) before income taxes              1,204      (531)
                                             -------   -------
Provision  (benefit) for taxes on income
     Current                                     361      (196)
     Deferred                                     97        36
                                             -------   -------
                                                 458      (160)
                                             -------   -------
Net income (loss)                            $   746   $  (371)
                                             =======   =======
Basic net income (loss) per share            $  0.12   $ (0.06)
                                             =======   =======
Diluted net income (loss) per share          $  0.11   $ (0.06)
                                             =======   =======


   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the years ended December 31, 1997 and 1996
                           (In Thousands of Dollars)



                                                                               Additional
                                         Common                   Common        paid-in    Retained   Treasury
                                      stock shares             stock issued     capital    earnings    shares    Total
                               --------------------------      ------------    ----------  --------   --------  --------
                                  Issued      In Treasury
                               -------------  -----------
Balance at Dec.31, 1995           5,786,143        9,580            $   58        $1,701    $  638      $ (27)   $2,370

Shares issued to
acquire business                     15,000                                           45                             45

Purchases of Treasury stock                        1,000                                                   (3)       (3)

Adjusted shares issued to
acquire business                                  18,636                                                  (46)      (46)

Dividends paid                                                                                (173)                (173)

Net income (loss)                                                                             (371)                (371)
                                  ---------       ------            ------        ------    ------      -----    ------
Balance at Dec.31, 1996           5,801,143       29,216                53         1,746        94        (76)    1,822

Shares sold                       1,450,000                             15         1,488                          1,503

Shares issued
employee awards                                  (16,840)                                                  28        28

Net income (loss)                                                                              746                  746
                                  ---------       ------            ------        ------    ------      -----    ------

Balance at Dec 31, 1997           7,251,143       12,376            $   73        $3,234     $ 849      $ (48)   $4,099
                                  =========       ======            ======        ======     =====      =====    ======

         The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1997 and 1996
                           (In Thousands of Dollars)

                                                                     1997           1996
                                                                  -----------     --------
Operating activities:
   Net income (loss)                                                 $   746      $  (371)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                   317          318
         Deferred taxes                                                   97          (36)
         Stock issued as employee compensation                            28            -
         Change in:
           Accounts receivable                                        (1,696)        (458)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts                     (1,437)         (90)
           Materials and supplies                                       (321)        (181)
           Prepaid expenses                                              (49)          71
           Accounts payable                                              465          162
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                          ( 68)          68
           Accrued liabilities                                           422          (23)
           Other                                                           -          (23)
                                                                     -------      -------
Net cash used in operating activities                                 (1,496)        (563)
                                                                     -------      -------
Investing activities:
   Acquisition of  business, net of cash acquired                          -         (240)
   Purchases of property and equipment                                  (556)        (190)
   Proceeds from sales of property and equipment                           5           41
                                                                     -------      -------
   Net cash used in investing activities                                (551)        (389)
                                                                     -------      -------
Financing activities:
   Proceeds from issuance of common stock                              1,502            -
   Proceeds from notes payable and long-term
     obligations                                                       4,560        3,161
   Increase (decrease) in notes payable to related parties              (257)         289
   Principal payments on notes payable and
     long-term obligations                                            (3,787)      (2,166)
   Dividends paid                                                          -         (173)
       Purchase of common shares                                           -          (49)
                                                                     -------      -------
   Net cash provided by financing
     activities                                                        2,018        1,062
                                                                     -------      -------
Increase (decrease) in cash                                              (29)         110
Cash, beginning of year                                                  119            9
                                                                     -------      -------
Cash, end of year                                                    $    90      $   119
                                                                     =======      =======
Cash paid during the year for interest                               $   304      $   238
                                                                     =======      =======
Supplemental disclosure of non-cash investing activities:
   Acquisition of business for common stock                          $     0      $    45
                                                                     =======      =======


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

     NET INCOME PER SHARE - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (see Note 10). SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding. SFAS 128 also requires previously reported EPS to be restated. The adoption of SFAS 128 did not have a material effect on the calculation of EPS.

     INCOME TAXES - Deferred taxes are determined under the liability method, whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. At December 31, 1997 and 1996, deferred taxes were recorded primarily for temporary differences related to depreciation of fixed assets.

     FINANCIAL INSTRUMENTS - The Company's financial instruments consist of trade accounts receivable, trade accounts payable, short-term and long-term debt. The carrying amounts of these financial instruments approximate fair value at December 31, 1997. The fair value of debt is estimated based on current rates offered for similar debt.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers and cost and estimated earnings in excess of billings on uncompleted contracts which will be due from customers when billable under the contracts. The Company does not require collateral from its customers although it may have the ability to place liens. Such credit risk is considered by management to be limited due to the Company's broad customer base. Sales to the U.S. Corp of Engineers amounted to 2% and 14% of sales during fiscal 1997 and 1996, respectively. One commercial customer accounted for 14% of sales in 1997.

     REVENUE RECOGNITION - The Company enters into both fixed fee and cost-plus-fee contracts. For long-term contracts, revenue is recognized on the percentage of completion method measured by the percentage of direct costs to date to estimated total direct cost for each long-term contract. For short-term and multiple unit contracts, revenue is recognized as services are rendered, based on physical completion of the project. Related costs are expensed as incurred. Provisions for estimated losses on uncompleted fixed fee contracts are made in the period in which such losses are determined.

     MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING STANDARDS - The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company is evaluating the impact of these statements on its consolidated financial statements.

     ACQUISITIONS - On February 29, 1996, the Company acquired an environmental company in Dallas, Texas, for 15,000 shares of common stock and $239,000 cash. The Company acquired assets of $541,000 and assumed liabilities of $257,000. Additionally, operating lease obligations totaling $112,000 were assumed. The revenue and expenses of the acquired business have been included in the financial statements since the acquisition date. Revenues and expenses for the two month period prior to the acquisition were not material.

     EMPLOYEE STOCK OPTIONS - When the exercise price of employee stock options equals or exceeds the market value of the stock at the date of grant, the company recognizes no compensation expense.

2.   ACCOUNTS RECEIVABLE

          Accounts receivable consist of unpaid billings for long-term percentage of completion type contracts, billings for short-term multiple unit contracts (completed contracts), and completed contract projects not yet billed. Accounts receivable not billed at December 31, 1997, total $521,000, for which all of the related contracts were completed. Retainage receivable at December 31, 1997, totaled $250,000.

          Accounts receivable at December 31, 1997, include amounts subject to claims of $461,000 arising from disputes. In the opinion of the Company's legal counsels, the Company has valid claims against the counterparties.

3.   UNCOMPLETED CONTRACTS

          Costs, estimated earnings and billings on uncompleted contracts are summarized as follows (in thousands):


                                                              1997
                                                             ------
     Costs incurred on uncompleted contracts                 $2,841
     Estimated earnings recognized                            1,086
                                                             ------
                                                              3,927
     Billings to date                                         1,861
                                                             ------
                                                             $2,066
                                                             ======
     Included in the accompanying balance sheet under the following caption:
     Costs and estimated earnings in excess of
     billings on uncompleted contracts                       $2,066
                                                             ======

4.   NOTES PAYABLE

          Notes payable at December 31, 1997, consist of the following (in thousands):

     Revolving line of credit of $3,000,000 bearing interest at the prime rate published in The Wall Street Journal plus 1.5% floating ( 10.0% at
                           -------------------
          December 31, 1997), payable on July 31, 1998, with interest payable monthly. The line is collateralized by accounts receivable,
          inventory, and equipment.                                                   $2,650

     Note payable to a bank bearing interest at the prime rate published in
          The Wall Street Journal plus 1.5% floating (10.0% at December 31,
              -------------------
          1997), payable in monthly installments of $10,624
          including interest with the final installment due July 2000. The note is collateralized by real estate, receivables,
          inventory, and equipment.                                                      466

     Notes payable bearing interest at rates from 5.9% to 10%, payable in monthly installments aggregating $13,313 including interest with various maturity dates through January 2001.  The notes are
          collateralized by vehicles.                                                    342
                                                                                     -------
                                                                                     $ 3,458

     Less current portion                                                             (2,870)
                                                                                     -------
     Total long-term notes payable                                                   $   588
                                                                                     =======

          Maturities of long-term debt over the next five years are as follows:
     1998 - $2,870,000, 1999 - $224,000, 2000 - $358,000, 2001 - $6,000.

          The Company extended its Revolving line of credit in April 1997, and the extended loan maturity was May 31, 1997. The amount of the line was decreased from $2.1 million to $2.0 million pending the transfer of the Company's banking relationships from Boatmen's National Bank of Oklahoma to Bank of Oklahoma. The interest rate on the loan during the Boatmen's extension was national prime plus 3 percentage points. On July 15, 1997, the Company executed loan documents and transferred its line of credit loan and various equipment loans to the Bank of Oklahoma. The line of credit was increased to $2.5 million with an interest rate of Wall Street Journal
                                                        -------------------
     prime plus 1.5 percentage points. The Company used $2.028 million of the new line to payoff the line of credit at Boatmen's. The line of credit was increased to $3.0 million on December 2, 1997. All other terms and conditions remained unchanged. Various equipment loans at Boatmen's totaling $391,000 were consolidated into a Bank of Oklahoma $500,000 loan on equipment with an interest rate of Wall Street
                                           -----------

     Journal prime plus 1.5%. The loan is amortized on a five year term with
     -------
     monthly payments. A balloon payment at maturity is required on July 31, 2000. The monthly payment is $10,624.

          The Revolving line of credit and note payable to a bank contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and other acquisitions. In addition, the Company must maintain minimum leverage and current ratios. The Company's president and executive vice president have guaranteed the repayment of the Revolving line of credit and note payable to a bank.

5.   COMMITMENTS AND CONTINGENCIES

          Total rent expense for the years ended December 31, 1997 and 1996, was $165,000 and $125,000, respectively. Rental commitments under noncancelable leases are $48,000 in 1998 and $21,000 in 1999.

6.   STOCK OPTION PLANS

          Effective April 22, 1994, the Company established The National Environmental Service Co. 1994 Employee Stock Plan (the "Plan"), the purpose of which is to help the Company retain key employees and to reward them for contributing to the Company's success. On the same date, the Company also established The National Environmental Service Co. Director Stock Option Plan (the "Director Plan"), the purpose of which is to provide an incentive to non-employee Directors of the Company so they may increase their interest in the success of the Company and to encourage them to remain as Directors by providing them an opportunity to obtain or increase their equity interest in the Company. The total amount of common stock authorized and reserved for issuance under the Employee Plan is 573,876 shares. At December 31, 1997, options to purchase 238,000 common shares at $3.00 per share are outstanding. A total of 75,200 options were exercisable. Under the Director Plan, 150,000 shares of common stock have been reserved for issuance and no options are outstanding as of December 31, 1997.

          SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                                       1997             1996
     Net income (loss):
        As reported                                 $ 746,000        $(371,000)
        Pro Forma                                     625,000         (451,000)
     Basic EPS:
        As reported                                 $    0.12        $   (0.06)
        Pro Forma                                        0.10            (0.08)
     Diluted EPS:
        As reported                                 $    0.11        $   (0.06)
        Pro Forma                                   $    0.09        $   (0.08)

     A summary of the status of the Company's stock options at December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                                                          1997                          1996
                                                                   -------------------------------------------------------
                                                                              Wtd. Avg.                         Wtd. Avg.
                                                                   Shares    Exer. Price          Shares       Exer. Price
                                                                   -------------------------------------------------------
     Outstanding at beginning of year                               238,000      $3.00           318,000          $3.00
     Granted                                                         40,000      $3.00            20,000          $3.00
     Forfeited                                                      (40,000)     $3.00          (100,000)         $3.00
                                                                    -------------------------------------------------------
     Outstanding at end of year                                     238,000      $3.00           238,000          $3.00
     Exercisable at end of year                                      75,200      $3.00            43,600          $3.00
                                                                    =======================================================
     Weighted average fair value of options granted                              $2.34                            $1.38
                                                                                 =====                            =====

     Weighted average remaining contractual life        7.5 years

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk free interests rates of 6.37% and 6.89%; expected dividend yields of 0%; expected lives of 10 years in 1997 and 1996; and expected volatility of 107% and 110%.

          At December 31, 1997 and 1996, 723,876 and 577,192 shares of common stock were reserved for the exercise of stock awards of which 485,876 and 339,192 shares were available for future grants.

7.   SHAREHOLDERS' EQUITY

          The Company secured $1,000,000 from a private placement of one million shares of common stock during the second quarter of 1997. As part of the private placement, the Company granted options to purchase 530,000 shares of common stock at $1.50 per share exercisable at any time prior to April 30, 1999. The Company secured $540,000 when options for 450,000 shares were exercised at $1.20 per share (adjusted from $1.50) on December 8, 1998.

          The Board of Directors declared a dividend of three cents per share to shareholders of record on February 15, 1996. The dividend was paid March 1, 1996.

8.   INCOME TAXES

          The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1997, are as follows:

     Deferred tax assets:
          Allowance for doubtful accounts                            $19
          Other                                                       17
                                                                  ------
          Total deferred tax assets                                   36

     Deferred tax liability:
          Financial basis in excess of tax basis of fixed assets    (149)
                                                                  ------
     Net deferred tax liability                                    $(113)
                                                                  ======

          The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.


                                        1997                  1996
                                        ----                  ----
     Statutory tax rate                 34.0%                 34.0%
     State income taxes, net             2.4%                  -
     Other                               1.6%                 (3.9)
                                        38.0%                 30.1%
                                        ====                  ====

9.   RELATED PARTIES

          The Company purchases laboratory analysis services from Lab One Analytical, Inc. ("Lab One"), a company affiliated through common ownership. For the years ended December 31, 1997 and 1996, purchases of these services amounted to $217,000 and $431,000, respectively included in costs and expenses. The Company acquired Lab One subsequent to December 31, 1997. See Note 11.

          The Company leases office space from a partnership owned by the Company's two principal shareholders. Payments under this lease amounted to $88,000 in 1997 and $77,000 in 1996 included in selling, general, and administrative expenses. The Coompany acquired the office space subsequent to December 31, 1997. See Note 11.


          In 1996, the Company borrowed $400,000 from its two principal shareholders and repaid $111,000. In 1997, the Company repaid notes payable of $257,000 to the two principal shareholders.

          During 1997 and 1996, the Company's revenues included sales of $86,000 and $234,000 respectively to entities with which two Directors of the Company are affiliated.

10.  NET INCOME PER SHARE

          Basic and diluted EPS for the years ended December 31, 1997 and 1996, were computed as follows:


                                                                        1997                     1996
                                                                      --------                 --------
        Basic EPS Computation:
           Net income (loss) available to common
            stockholders                                               $   746                  $ (371)
        Weighted average number of common
            shares outstanding                                           6,486                   5,775
                                                                        ------                  ------
         Basic EPS                                                       $0.12                  $(0.06)
                                                                        ======                  ======

         Diluted EPS Computation:
         Net income (loss) available to common
            stockholders                                                $  746                   $(371)
         Average number of common shares
            outstanding                                                  6,486                   5,775
         Incremental number of shares for
            assumed exercise of options                                    124                      -
                                                                        ------                  ------
         Total shares                                                    6,610                   5,775
                                                                        ------                  ------
         Diluted EPS                                                    $ 0.11                  $(0.06)
                                                                        ======                  ======

          Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS for 1996. The balance of such options was 238,000 with an exercise price of $3.00 per share.

11.  SUBSEQUENT EVENTS

          The Company acquired Lab One on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock, a total purchase price of $750,000.

          On February 27, 1998, the Company acquired the office building, warehouse and lot on which the Company's corporate offices are located. The purchase price was $600,000, and the Company secured a loan from Citizens' Bank of Tulsa for $480,000 secured by a mortgage on the acquired real estate. The loan has a term of 7 years. The interest rate floats at 0.5% above Low New York Prime rate, and the current rate is 9.0% per annum. The Company paid 0.5% origination fee.

          Both Lab One and the real estate were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof.

          Due to common ownership, these transactions will be accounted for in a manner similar to the pooling of interests method in 1998. The combined unaudited revenues and expenses of the Company and the acquired entities during 1997 were $14,746,000 and $13,220,000, respectively. All transactions were with the Company.

          In January 1998, the Company sold 400,000 shares of common stock at $2.00 per share and warrants to purchase 50,000 shares of common stock at $2.00 per share under a private placement arrangement with Peacock, Hislop, Staley & Given, Inc. Gross proceeds totaled $800,000. Net proceeds totaled $744,000.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected comparative fourth quarter data is as follows:

                                                      1997                    1996
                                                     -----                   ------
       Revenues                                      $4,552                   $2,774
       Costs and expenses                             4,247                    2,938
                                                     ------                   ------
       Operating income (loss)                          305                     (164)
       Interest expense                                  98                       79
                                                     ------                   ------
       Income (loss) before income taxes                207                     (243)
       Provision for income taxes (benefit)             113                      (57)
                                                     ------                   ------
       Net income (loss)                             $   94                    $(186)
                                                     ------                   ------
       Basic net income (loss) per common share      $ 0.01                   $(0.03)
                                                     ------                   ------
       Diluted net income (loss) per common share    $ 0.01                   $(0.03)
                                                     ======                   ======

       In the fourth quarter of 1996, the Company substantially reduced its estimate of profit that will be realized on one of its long-term contracts, resulting in lower revenue recognition and an operating loss for the quarter.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 20, 1998.

                                      NATIONAL ENVIRONMENTAL SERVICE CO.


                                      By: /s/ Eddy L. Patterson
                                         ---------------------------------------
                                              Eddy L. Patterson, President

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                                   Title                        Date
     ----------                                   -----                        ----
/s/ Eddy L. Patterson                   President, Chief Executive Officer    March 20, 1998
-------------------------------         and Director
Eddy L. Patterson

/s/ Albert A. McCutchan                 Executive Vice President and          March 20, 1998
-------------------------------         Director
Albert A. McCutchan

/s/Larry G. Johnson                     Secretary, Treasurer and Chief        March 20, 1998
-------------------------------         Financial Officer
Larry G. Johnson

/s/ Robert Watson                       Controller (Principal Accounting      March 20, 1998
-------------------------------         Officer)
Robert Watson

/s/ E. R. Foraker                       Director                              March 20, 1998
-------------------------------
E.R. Foraker

/s/ Jerry Danielson                     Director                              March 20, 1998
-------------------------------
Jerry Danielson

/s/ W. F. Simpson                       Director                              March 20, 1998
-------------------------------
W. F. Simpson

                                   EXHIBITS

      10.11 Private Placement Agency Agreement between National Environmental Service Co. and Peacock, Hislop, Staley & Given, Inc. dated January 15, 1998; Amendment to the Placement Agency Agreement dated January 15, 1998; and First Supplement to the Private Placement Memorandum dated Janaury 12, 1998.


      10.12 National Environmental Service Co. Common Stock Purchase Warrant to Peacock, Hislop, Staley & Given, Inc. dated January 21, 1998.

      10.13 Purchase and Sale Agreement for sale of real estate dated January 30, 1998 between National Environmental Service Co. and McCutchan and Patterson, an Oklahoma general partnership.

      10.14     Citizens' Bank of Tulsa Credit Agreement dated February 27,
                1998.

      10.15 Agreement and Plan of Merger with respect to Lab One Analytical, Inc. dated January 30, 1998.

      21.1      Subsidiaries of National Environmental Service Co.

      27.1      Financial Data Schedule