Form 10QSB
period 1998-03-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1998-05-12
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    MARCH 31, 1998
                                                 --------------

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
        for the transition period.................to...................



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998:

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


                                     PART I

                                                          PAGE
FINANCIAL INFORMATION:

Item 1 - Financial Statements

     Consolidated Balance Sheet
          March 31, 1998                                     3

     Consolidated Statements of Income
          Three Months Ended March 31, 1998 and 1997         4

     Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997         5

     Notes to Consolidated Financial Statements              6

Item 2 - Management's Discussion and Analysis

     Management's Discussion and Analysis of the
          Financial Condition and Results of Operation       8

                                    PART II

OTHER INFORMATION:

     Item 2 - Changes in Securities and Use of Proceeds     10

     Item 6 - Exhibits and Reports on Form 8-K              10

     Signatures                                             11

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS
Current assets:
     Cash                                                            $    35
     Accounts receivable:
        Trade, net of allowance for doubtful accounts of $87           5,810
     Refundable income taxes                                              46
     Costs in excess of billings and estimated earnings on
        uncompleted contracts                                          2,385
     Inventories                                                       1,118
     Prepaid Expenses                                                    106
                                                                     -------
     Total current assets                                              9,500
                                                                     -------
Property and equipment, at cost                                        3,856
     Less accumulated depreciation                                    (1,731)
                                                                     -------
     Property and equipment, net                                       2,125
                                                                     -------
Other assets                                                              42
                                                                     -------
Total assets                                                         $11,667
                                                                     =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations                     $ 3,408
     Accounts payable                                                  2,153
     Income tax payable                                                  373
     Accrued liabilities                                                 263
                                                                     -------
     Total current liabilities                                         6,197
                                                                     -------
Long-term obligations                                                    860
                                                                     -------
Deferred income taxes                                                    120
                                                                     -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
        none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
        issued 7,876,143 shares, including treasury shares                79
     Additional paid-in capital                                        3,949
     Retained Earnings                                                   510
     Common stock in Treasury, at cost, 12,376 shares                    (48)
                                                                     -------
     Total shareholders' equity                                        4,490
                                                                     -------
Total liabilities and shareholders' equity                           $11,667
                                                                     =======
    The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  1998      1997
                                                --------  --------

Revenues                                         $3,688    $3,586

Costs and Expenses                                2,781     2,186
Selling, general and administrative expenses        782       778
                                                 ------    ------

Income from operations                              125       622

Other income                                         21        21
Interest expense                                   (108)      (85)
                                                 ------    ------

Income before provision for income taxes             38       558

Provision for income taxes                           12       197
                                                 ------    ------

Net Income                                       $   26    $  361
                                                 ======    ======

Basic Net Income per share                       $ 0.00    $ 0.06
                                                 ======    ======
Diluted Net Income per share                     $ 0.00    $ 0.06
                                                 ======    ======




The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)
                                                               1998     1997(1)
                                                             --------  --------
Operating activities
   Net Income                                                $    26      $ 361
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                110         95
     Change in:
          Accounts receivable                                   (794)      (705)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                   (319)      (341)
          Inventories                                           (124)      (251)
          Prepaid and other expenses                             (45)       (32)
          Accounts payable                                        75        529
          Accrued liabilities                                     38        199
          Income tax payable                                      12        197
          Billings in excess of cost and estimated
            earnings on uncompleted contracts                               (68)
                                                             --------  --------
Net cash provided by (used in) operating activities           (1,021)       (16)
                                                             --------  --------

Investing activities
   Purchases of property, plant and equipment                    (52)       (77)
                                                             --------  --------
Net cash used in investing activities                            (52)       (77)
                                                             --------  --------

Financing activities:
   Proceeds from notes payable and long-term obligations         500        357
   Principal payments on notes and long term obligations        (204)      (372)
   Proceeds from common stock                                    719          -
                                                             --------  --------
   Net cash provided by financing activities                   1,015        (15)
                                                             -------   --------

Decrease in cash                                                 (58)      (108)

Cash, beginning of period                                         93        119
                                                             --------  --------

Cash, end of period                                          $    35   $     11
                                                             ========  ========

The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  BUSINESS COMPENSATION

     Lab One Analytical, Inc. and the corporate office building and facilities were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof. The following increases occurred:

                   Income from operations     $39
                   Income before provision     19
                   Net Income                  13

3.  EARNINGS PER SHARE

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

     Basic and diluted EPS for the three months ended March 31, 1998 and 1997, were computed as follows:

                                                Three Months Ended March 31
                                                ---------------------------
                                                   1998             1997
                                                ---------------------------
Basic EPS Computation:
       Net income                               $       26       $      361
                                                ===========================

       Weighted average shares outstanding       6,917,540        5,771,977
                                                ===========================

Basic EPS                                       $      .00       $      .06
                                                ===========================

Diluted EPS Computation:

       Net income                               $       26       $      361
                                                ===========================

       Weighted average shares outstanding       6,986,913        5,771,977

       Incremental shares for assumed exercise
       of securities:
               Warrants                              1,926                -
               Options                              29,947                -
                                                ---------------------------

                                                 6,986,913        5,771,977
Diluted EPS                                     $      .00       $      .06
                                                ===========================

The 238,000 shares of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.

     Revenue for the three months ended March 31, 1998 increased 3% compared to the same period in 1997 ($3,688,000 compared to $3,586,000). The increase is primarily due to the 7% increase in construction and repair revenues ($2,191,000 for the first quarter of 1998 compared to $2,051,000 for the same period in
1997). Sales and service revenues increased to $178,000 for the first quarter of 1998 compared with $32,000 for the first quarter of 1997. The increase was due to the growth of sales and service in both the Tulsa and Dallas offices following a startup of the departments in late 1996 and early 1997. Remediation revenues declined $83,000 during the first quarter of 1998 compared to the same quarter in 1997 ($100,000 compared to $183,000). The decline resulted from the completion of several remediation projects active in the first quarter of 1997 but completed prior to the first quarter of 1998. Additionally, the change by several state indemnity fund agencies to a risk based determination as to which sites will be allowed into a state funded remediation program has tended to limit the number of sites which enter a state's remediation program. Site assessments and reports revenues declined $75,000 in the first quarter of 1998 compared to the same quarter in 1997 ($131,000 compared to $206,000). Site assessments and reports revenues declined in the first quarter of 1998 relative to the first quarter of 1997 due to the significant amount of site assessments and reports performed for a major account in the first quarter of 1997.

     Cost and expenses increased 27% ($2,781,000 for the first three months of 1998 compared to $2,186,000 for the first three months of 1997). Costs of supplies and materials declined $448,000 for the first quarter of 1998 compared to $1,069,000 for the same quarter in 1997. The decline in supplies and materials resulted from a decline in the number of fueling systems installations started during the first quarter pending the receipt of permits by project owners to begin construction of the planned facilities. These projects will be started in future quarters. Direct labor expense increased 9% ($605,000 for the first quarter of 1998 compared to $556,000 for the first quarter of 1997). Subcontractor expense was $1,206,000 for the first quarter of 1998 compared to $107,000 in the first quarter of 1997. The significant increase in the use of subcontractors occurred due to the type of projects constructed in the first quarter of 1998 as compared to the same quarter of 1997. Several design and build installations of fueling facilities and other types of projects required larger than normal commitments of personnel and resources to meet certain deadlines. These deadlines were successfully met but required much greater use of subcontractors than prior quarters.

     Selling, general and administrative expenses increased $4,000 for first quarter of 1998 as compared to the first quarter of 1997 ($782,000 compared to $778,000). These expenses represented 22% of revenues for the first quarter of 1998 and 22% of revenues for the first quarter of 1997. Salaries decreased 1% for the first quarter of 1998 compared with the same quarter in 1997 ($402,000 compared to $405,000). The management and office salaries portion of selling, general and administrative expense increased $50,000 for the first quarter of 1998 compared to the same quarter of 1997. However, this increase was offset by a decrease in salesmen's salaries of $53,000. Salesmen's travel expense declined $21,000 for the first quarter of 1998 compared to the same quarter in 1997 ($3,000 compared to $24,000). The decline in salesmen's salaries and related travel expenses was due to having fewer salesmen, particularly in the area of cathodic protection distributorship solicitations and sales of cathodic protection systems. Some of the sales positions will be reinstated in the second and third quarters to market other services offered by the Company. Telephone expense increased to $37,000 for the first quarter of 1998 compared to $15,000 for the same quarter in 1997. The increase resulted from greater use of cellular phones by field personnel.

     Interest expense increased 27% in the first quarter of 1998 compared to the same quarter in 1997 ($108,000 compared to $85,000) due to larger loan balances outstanding. Loans were increased for operating capital, acquisition of equipment, and to finance the costs and expenses of certain jobs on which customers were given extended payment terms. Discounts earned increased to $20,000 for the first quarter of 1998 compared to $2,000 for the same quarter in 1997. The Company's increased line of credit allowed the Company to take discounts for early payment of vendor invoices.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     The Company acquired Lab One on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock, a total purchase price of $750,000.

     On February 27, 1998, the Company acquired the office building, warehouse
and lot on which   the Company's corporate offices are located.  The purchase price was $600,000, and the Company secured a loan from Citizens' Bank of Tulsa for $480,000 secured by a mortgage on the acquired real estate. The loan has a term of 7 years. The interest rate floats at 0.5% above Low New York Prime rate, and the current rate is 9.0% per annum. The Company paid a 0.5% origination fee.

     Both Lab One and the real estate were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof.

     Due to common ownership, these transactions were accounted for in a manner similar to the pooling of interests method in 1998. The combined unaudited revenues and expenses of the

Company and the acquired entities during 1997 were $14,746,000 and $13,220,000, respectively. All transactions were with the Company.

      In January 1998, the Company sold 400,000 shares of common stock at $2.00 per share and warrants to purchase 50,000 shares of common stock at $2.00 per share under a private placement arrangement with Peacock, Hislop, Staley & Given, Inc. Gross proceeds totaled $800,000. Net proceeds totaled $744,000.

      The Company continued to make periodic debt repayments during this period.

                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c) On January 22, 1998, the Company sold a total of 400,000 shares of its common stock, par value $.01 per share, at a price of $2.00 per share. Peacock, Hislop, Staley & Given, Inc. served as placement agent and received a commission of 5% or $40,000 plus an expense reimbursement of approximately $16,000. In addition, Peacock, Hislop, Staley & Given, Inc. received warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $2.00 per share. The warrants have a term of five years.

      The offering was a private placement made to accredited investors only pursuant to the exemption provided by Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

             10.11 Private Placement Agency Agreement between National Environmental Service Co. and Peacock, Hislop, Staley & Given, Inc. dated January 15, 1998; Amendment to the Placement Agency Agreement dated January 15, 1998; and First Supplement to the Private Placement Memorandum dated January 12, 1998 (incorporated by reference as filed as Exhibit 10.11 on Form 10-KSB for the fiscal year ended December 31, 1997).

             10.12 National Environmental Service Co. Common Stock Purchase Warrant to Peacock, Hislop, Staley & Given, Inc. dated January 21, 1998 (incorporated by reference as filed as Exhibit 10.12 on Form 10-KSB for the fiscal year ended December 31, 1997).

             10.13 Purchase and Sale Agreement for sale of real estate dated January 30, 1998 between National Environmental Service Co. and McCutchan and Patterson, an Oklahoma general partnership (incorporated by reference as filed as Exhibit
                      10.13 on Form 10-KSB for the fiscal year ended December 31, 1997).

             10.14 Citizens' Bank of Tulsa Credit Agreement dated February 27, 1998 (incorporated by reference as filed as Exhibit
                      10.14 on Form 10-KSB for the fiscal year ended December 31, 1997).

             10.15 Agreement and Plan of Merger with respect to Lab One Analytical, Inc. dated January 30, 1998 (incorporated by reference as filed as Exhibit 10.14 on Form 10-KSB for the fiscal year ended December 31, 1997).

     (b) Reports on Form 8-K:

                      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL ENVIRONMENTAL SERVICE CO.

Date: May 11, 2998                  BY   /s/ Larry G. Johnson
                                      ----------------------------------------
                                      LARRY G. JOHNSON, Vice President &
                                      Secretary-Treasurer & Chief Financial
                                      Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)