Form 10QSB
period 1998-06-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1998-08-10
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

     [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      JUNE 30, 1998
                                                   -------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
          for the transition period.....................to......................


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



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   No
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



                                                                     PAGE
FINANCIAL INFORMATION:

Consolidated Balance Sheet
     June 30, 1998                                                   3

Consolidated Statements of Income
     Three Months Ended June 30, 1998 and 1997                       4

Consolidated Statements of Income
     Six Months Ended June 30, 1998 and 1997                         5

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1998 and 1997                         6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                    9



                                    PART II

OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of Security Holders     14

     Item 5. Other Information                                       14

     Item 6.  Exhibits and Reports on Form 8-K                       14

     Signatures                                                      15

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS
Current assets:
     Cash                                                            $   111
     Accounts Receivable and Costs in Excess of Billings               7,134
     Materials and Supplies                                            1,181
     Prepaid Expenses                                                     44
                                                                     -------
     Total current assets                                              8,470
                                                                     -------
Property and equipment, at cost                                        3,959
     Less accumulated depreciation                                    (1,852)
                                                                     -------
     Property and equipment, net                                       2,107
                                                                     -------
Other assets                                                               6
                                                                     -------
Total assets                                                         $10,583
                                                                     =======
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
      and revolving line of credit                                   $ 3,181
     Accounts payable                                                  1,692
     Accrued liabilities                                                 263
                                                                     -------
     Total current liabilities                                         5,136
                                                                     -------

Long-term obligations                                                    801
Deferred income taxes                                                    120
                                                                     -------
Total Liabilities                                                      6,057
                                                                     -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
      none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
      issued and outstanding 7,876,143 shares, including treasury
      shares                                                              79
     Additional paid-in capital                                        3,942
     Retained Earnings                                                   553
     Common stock in Treasury, at cost, 12,376 shares                    (48)
                                                                     -------
     Total shareholders' equity                                        4,526
                                                                     -------
Total liabilities and shareholders' equity                           $10,583
                                                                     =======
The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                       1998         1997
                                                      ------       ------

Revenues                                              $2,944       $3,387
Costs and Expenses                                     1,872        2,204
Selling, general and administrative expenses             913          799
                                                      ------       ------

Income from operations                                   159          384

Other income                                               2           20
Interest expense                                          90          107
                                                      ------       ------

Income before provision for income taxes                  71          297

Provision for income taxes                                27          109
                                                      ------       ------

Net Income                                            $   44       $  188
                                                      ======       ======

Basic Net Income per share                            $ 0.01       $ 0.03
                                                      ======       ======
Diluted Net Income per share                          $ 0.01       $ 0.03
                                                      ======       ======


The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (In thousands except for per share amounts)
                                  (Unaudited)

                                                         1998         1997
                                                        ------       ------
Revenues                                                $6,632       $6,974

  Cost and expenses                                      4,653        4,390
  Selling, general and administrative expenses           1,696        1,577
                                                        ------       ------

Income from operations                                     283        1,007

  Other Income                                              23           41
  Interest Expense                                         197          192
                                                        ------       ------

Income before provision for income taxes                   109          856

  Provision for taxes on income                             39          306
                                                        ------       ------

Net Income                                              $   70       $  550
                                                        ------       ------

Basic Net Income per share                              $ 0.01       $ 0.06
                                                        ======       ======
Diluted Net Income per share                            $ 0.01       $ 0.06
                                                        ======       ======


The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)
                                                                1998      1997
                                                              --------  --------
Operating activities
     Net Income                                               $    70   $   550
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                               217       190
       Change in:
          Accounts receivable                                      (6)   (1,161)
          Materials and supplies                                 (187)      (17)
          Prepaid expenses                                         38       (45)
          Accounts payable                                       (387)      (69)
          Accrued liabilities                                    (323)      327
                                                              -------   -------

Net cash provided by (used in) operating activities              (578)     (225)
                                                              -------   -------

Investing activities
     Purchases of property, plant and equipment                  (141)     (160)
     Other                                                         16        (1)
                                                              -------   -------
Net cash provided by (used in) investing activities              (125)     (161)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations      2,430       440
     Principal payments on notes and long term obligations     (2,421)     (803)
     Proceeds from common stock                                   712       963
                                                              -------   -------
Net cash provided by financing activities                         721       600
                                                              -------   -------

Increase in cash                                                   18       204

Cash, beginning of period                                          93       119
                                                              -------   -------

Cash, end of period                                           $   111   $   333
                                                              =======   =======

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

2.  BUSINESS COMBINATION

     Lab One Analytical, Inc. and the corporate office building and facilities were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof. The following restatement increases are included in the l997 financial statements:

                                           2nd Quarter       6 Months
                                          Ended 6-30-97    ended 6-30-97
          Income from operations               $39              $87
          Income before provision               19               37
          Net Income                            13               25

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

     Basic and diluted EPS for the three months ended June 30, 1998 and 1997, were computed as follows:

                                                       Six Months Ended June 30
                                                       -------------------------
                                                          1998           1997
                                                       -------------------------
Basic EPS Computation:
 Net income                                                   $70           $550
                                                       =========================

 Weighted average shares outstanding                    7,270,764      6,771,977
                                                       =========================

Basic EPS                                                    $.01           $.06
                                                       =========================

Diluted EPS Computation:

 Net income                                                   $80           $550
                                                       =========================

 Weighted average shares outstanding                    7,270,764      6,771,977

 Incremental shares for assumed exercise
 of securities:
  Warrants                                                  3,367              -
  Options                                                  26,455              -
                                                       -------------------------
                                                        7,300,586      6,771,977
                                                       =========================
Diluted EPS                                                  $.01           $.06
                                                       =========================


The 212,000 shares in 1998 and the 238,000 in 1997 shares of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

     Revenue for the three months ended June 30, 1998 decreased 13% from the corresponding period of 1997 ($2,944,000 compared to $3,387,000). The decrease in 1998 in comparison to the same quarter in 1997 occurred in all but two revenue categories. Increases in the site assessments and reports category totaled $99,000 or 85% ($216,000 in the second quarter of 1998 compared to $117,000 in the same quarter of 1997). Remediation revenues decreased 75% ($103,000 in the second quarter of 1998 compared to $414,000 for the corresponding three month period of 1997). The increase in site assessments and reports resulted from additional work being performed in Texas. At the same time, several of the state indemnity funds which pay for site remediation work have initiated a risked-based determination as to which contaminated sites will be allowed into a state funded remediation program. This has resulted in fewer remediation projects and a corresponding decline in revenues for remediation. The 19% cathodic protection revenue decrease is the result of significant shipments of cathodic protection kits in prior periods to distributors for installation in advance of the December 1998 compliance deadline. Cathodic protection revenues were $980,000 in the second quarter of 1998 compared to $1,207,000 for the same period in 1997. The construction and repair revenues declined 12% in the second quarter of 1998 as compared to the corresponding
period for 1997 ($1,421,000 compared to $1,609,000).   The 12% decline resulted
from delays in the start of projects previously awarded to the Company because of delays in the receipt of required permits by the project owners. Fueling systems service and parts sales increased $170,000 during the second quarter of 1998 compared to the same quarter in 1997 ($206,000 compared to $36,000). The Dallas parts and service operation accounted for most of the increase. The significant increase in the 2nd quarter of 1998 was due to the start-up of the service operation in Dallas during the first half of 1997 and corresponding small amount of revenues for that period.

     The 15% decrease in the cost of sales for the second quarter of 1998 compared to the second quarter of 1997 was attributable to the 13% decline in revenues for the same period. Second quarter cost of sales was $1,872,000
compared to $2,204,000 for the corresponding period in 1997.   Supplies and
materials decreased 55% ($443,000 compared to $985,000). The decrease resulted from a shift in the type of jobs performed by the Company in the second quarter of 1998 compared to the same period in the previous year. The types of jobs performed in 1998 involved installation of fueling systems on which the project owner purchased the needed supplies and materials directly from the supplier. The decrease in supplies and materials was offset by increases in the use of subcontractors during the second quarter of 1998 as compared to the same period in 1997 ($607,000 compared to $356,000). The shift to increased installation of fueling systems required the greater use of subcontractors to perform the work.

     Selling, general and administrative expenses increased 14% in the second quarter as compared to the second quarter of 1997 ($913,000 compared to $799,000). Salaries increased $15,143 or 4% in the second quarter of 1998 compared to the second quarter of 1997 ($415,000 compared to $400,000). The increase resulted from normal salary increases. Office rent decreased $24,000 during the second quarter of 1998 as compared to the same quarter in 1997 due to the acquisition of the corporate home office facilities at the end of January 1998, and the elimination of one of two lease payments on two Dallas locations. The Company relocated its Dallas offices in 1996, and the lease on the vacated facility did not expire until June 30, 1997. The telephone expense increased $27,000 for the second quarter of 1998 compared to the same quarter in 1997 ($48,000 compared to $21,000) due to the significant additions of cellular telephones and other communication equipment and the addition of an Oklahoma City office. Office supplies increase $29,000 in the second quarter of 1998 compared to the same quarter of 1997 ($53,000 compared to $24,000). The office supplies expense increase resulted from significant computer software upgrades and additions, establishment of the Oklahoma City office, printing of significant amounts of stationery and other forms.

     Even with somewhat higher loan balances, interest expense decreased 16% for the second quarter of 1998 compared to the same quarter in 1997 due to significantly lower cost of borrowed money. Interest expense for the second quarter of 1998 was $90,000 compared to $107,000 for the same period in 1997. The lower interest rates were due to a change in lenders beginning in July of 1997 and to special dealer rates on eight service body trucks purchased in the fourth quarter of 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

     Revenue for the six months ended June 30, 1998 decreased 5% compared to the corresponding period of 1997 ($6,632,000 compared to $6,974,000). The decrease in revenues for the first six months in 1998 compared to the corresponding period in 1997 was due primarily to reduced revenues in remediation and sale of cathodic protection systems. Remediation revenues declined $395,000 in the first six months of 1998 compared to the same period in 1997 ($203,000 compared to $598,000). Several of the state indemnity funds which pay for site remediation work have initiated a risked-based determination as to which contaminated sites will be allowed into a state funded remediation program.
This has resulted in fewer remediation projects and the corresponding decline in revenues for remediation. Cathodic protection revenues declined $250,000 during the first six months of 1998 compared to the same period in 1997 ($2,067,000 compared to $2,317,000). The 11% cathodic protection revenue decrease is the result significant shipments in prior periods of cathodic protection kits to distributors for installation in advance of the December 1998 compliance deadline. Construction and repair revenues were virtually unchanged for the first six months of 1998 compared to the same period in 1997 ($3,629,000 compared to $3,660,000). Fueling systems service and parts sales increased $326,000 during the first six months of 1998 compared to the same period in 1997 ($394,000 compared to $68,000). The Dallas parts and service operation accounted for most of the increase. The significant increase in the first six months of 1998 was due to the start-up of the service operation in Dallas during the first half of 1997 and the corresponding small amount of revenues for the first six month period.


Cost of sales increased 6% to $4,653,000 for the first six months of 1998 compared to $4,391,000 for the first six months of 1997. Subcontractor expense increased $1,350,000 for the first six months of 1998 compared to the same period in 1997 ($1,813,000 compared to $463,000. The increase in subcontractor expense was substantially offset by significant declines in materials and supplies expense. Materials and supplies decreased $1,030,000 ($1,071,000 for the first six months of 1998 compared to $2,101,000 for the same period in
1997). The decrease in materials and supplies expense and the increase in subcontractor expense resulted from a shift in the types of jobs performed by the Company in the first six months of 1998 compared to the same period in the previous year. The type of jobs performed in 1998 involved installation of fueling systems on which the project owner purchased the needed supplies and materials directly from the supplier. This shift increased installation of fueling systems required the greater use of subcontractors to perform the work. Vehicle expense except depreciation decreased 26% ($103,000 for the first six months of 1998 compared to $139,000 for the first six months of 1997). This decrease was a result of significant expenditures for equipment usage and repair during the first six months of 1997. There were a number of major repairs on vehicles. Additionally, a number of new vehicles were added in the last half of 1997 which required few repairs in the first half of 1998.

     Selling, general and administrative expense increased 6% for the six months ended June 30, 1998 compared to the same period in 1997 ($1,696,000 compared to $1,577,000). Salesmen's salaries declined $105,000 during the first six months of 1998 compared to the same period the prior year. This reduction was offset by increases in officer, management, and clerical salaries resulting in an overall administrative salaries increase of 2% for the first six months of 1998 compared to the same period in 1997 ($817,000 compared to $804,000). Salesmen's travel expense decreased $28,000 in the first six months of 1998 compared to the first six months of 1997. The reduction in salesmen's salaries and salesmen's travel expense resulted because several additional sales personnel added in late 1996 and early 1997 were no longer with the Company during the first half of 1998. Office supplies and postage increased $23,000 during the first six months of 1998 compared to the same period the previous year ($77,000 compared to $54,000). The office supplies expense increase resulted from significant computer software upgrades and additions, establishment of the Oklahoma City office, printing of significant amounts of stationery and other forms. Office rent decreased $17,000 during the first six months of 1998 compared to the same period the prior year ($20,000 compared to $37,000) due to the acquisition of the corporate home office facilities at the end of January 1998, and the elimination of one of two lease payments on two Dallas locations. The Company relocated its Dallas offices in 1996, and the lease on the vacated facility did not expire until June 30, 1997. Telephone expense increased $41,000 during the first six months of 1998 compared to the same period in 1997 ($85,000 compared to $44,000) due to the significant additions of cellular telephones and other communication equipment and the addition of an Oklahoma City office. Bad debt expense increased $21,000 in the first six months of 1998 compared to the same period in 1997 ($73,000 compared to $52,000) due to the recognition or writeoff of certain doubtful accounts. Advertising expense declined $20,000 during the first six months of 1998 compared to the same period in 1997 ($9,000 compared to $29,000). The decline resulted from a shift of emphasis on the type of job marketed, a reduction in the advertising of cathodic protection systems, and fewer trade publication advertisements.

     Interest expense increased 5% or $9,000 for the first six months of 1998 compared to the corresponding period in 1997 ($197,000 compared to $192,000). The additional expense resulted from larger loan balances outstanding during the first six months of 1998 compared with the same period in 1997. The interest expense resulting from the larger loan balances outstanding was substantially offset by lower interest rates obtained by the Company on its line of credit and on several truck loans.

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

     On July 2, 1998, Bank of Oklahoma renewed the Line of Credit Loan which was to mature on July 31, 1998. The amount of the line was increased from $3 million to $4.5 million at a rate based on Chase Manhattan Prime plus 3/4th of 1 percent. The maturity is July 31, 1999. Additionally, Bank of Oklahoma has committed to advancing 80% of the purchase price (up to $700,000 on individual notes) for the purchase of equipment, machinery, and vehicles.

     On July 15, 1998, the Company purchased certain assets, assumed certain leases, and hired the employees of Steffen, Robertson and Kirsten (U.S.), Inc.'s Columbia, South Carolina, office. The purchase price was $472,686 plus 12,500 shares of the Company's common stock. The assets purchased included fixed assets, accounts receivable, and accrued revenues for work performed but not invoiced. The effective date of the acquisition was June 26, 1998.

     The Company continued to make periodic debt repayments during this period.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held at 12331 East 60th Street, Tulsa, Oklahoma on May 21, 1998. At the meeting the following directors were elected for one year terms:

                                                            Abstain/Broker
                               For             Withheld        Non-Votes
                            ---------          --------        ---------
     Eddy L. Patterson      6,777,801           8,000
     Albert A. McCutchan    6,777,801           8,000
     E. R. Foraker          6,777,801           8,000
     Jerry Danielson        6,777,801           8,000
     W. F. Simpson          6,777,801           8,000

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 1998:

     For 6,774,134          Against 500         Abstain/Broker Non-votes 12,167

Item 5. Other Information

     As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy statement for the 1999 Annual Meeting of Stockholders must be received no later than December 18, 1998. Any stockholder who intends to present a proposal at the 1999 Annual Meeting and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8 must provide notice of such proposal to the Company no later than March 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          10.16 Copy of Amendment Two to Revolving Credit and Term Loan Agreement dated as of July 2, 1998 and Promissory Note between the Company and Bank of Oklahoma, N.A.

          10.17 Copy of Purchase Agreement dated July 15, 1998 to be effective as of June 26, 1998 between National Environmental Service Company and Steffen, Robertson & Kirsten (U.S.), Inc.

          27.1      Financial Data Schedule

     (b) Reports on Form 8-K:

          None


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL ENVIRONMENTAL SERVICE CO.

Date: August 8, 1998               /s/ Eddy L. Patterson
                                   ---------------------------------------------
                                   EDDY L. PATTERSON, President

Date: August 8, 1998               /s/ Larry G. Johnson
                                   ---------------------------------------------
                                   LARRY G. JOHNSON, Vice President & Secretary-
                                                     Treasurer & Chief Financial
                                                     Officer

                                 EXHIBIT INDEX

          10.16 Copy of Amendment Two to Revolving Credit and Term Loan Agreement dated as of July 2, 1998 and Promissory Note between the Company and Bank of Oklahoma, N.A.

          10.17 Copy of Purchase Agreement dated July 15, 1998 to be effective as of June 26, 1998 between National Environmental Service Company and Steffen, Robertson & Kirsten (U.S.), Inc.

          27.1    Financial Data Schedule