Form 10QSB
period 1998-09-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1998-11-03
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      SEPTEMBER 30, 1998
                                                   ------------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
      for the transition period..........................to ............



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
State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998:

                                                     Number of shares
                                                     ----------------
          Title of Class                                Outstanding
          --------------                                -----------
     Common Stock, $.01 Par Value                        7,888,643


     Transitional Small Business Issuer Format (Check one): Yes      No   X
                                                               -----    -----

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS




                                                         PAGE

FINANCIAL INFORMATION:

Consolidated Balance Sheet
     September 30, 1998                                     3

Consolidated Statements of Income
     Three Months Ended September 30, 1998 and 1997         4

Consolidated Statements of Income
     Nine Months Ended September 30, 1998 and 1997          5

Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1998 and 1997          6

Notes to Consolidated Financial Statements                  7

Management's Discussion and Analysis of the
     Financial Condition and Results of Operation           9


                                    PART II


OTHER INFORMATION:

     Item 2.  Changes in Securities and Use of Proceeds    14

     Item 5.  Other Information                            14

     Item 6.  Exhibits and Reports on Form 8-K             14

     Signatures                                            15

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                            $   193
     Accounts Receivable and Costs in Excess of Billings               7,922
     Materials and Supplies                                            1,209
     Prepaid Expenses                                                     81
                                                                     -------
     Total current assets                                              9,405
                                                                     -------
Property and equipment, at cost                                        4,163
     Less accumulated depreciation                                    (1,969)
                                                                     -------
     Property and equipment, net                                       2,194
                                                                     -------
Other assets                                                              74
                                                                     -------
Total assets                                                         $11,673
                                                                     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                    $ 3,357
     Accounts payable                                                  1,690
     Accrued liabilities                                                 694
                                                                     -------
     Total current liabilities                                         5,741
                                                                     -------

Long-term obligations                                                    800
Deferred income taxes                                                    120
                                                                     -------
Total Liabilities                                                      6,661
                                                                     -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
          none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
          issued and outstanding 7,888,163 shares, including
          treasury shares                                                 79
     Additional paid-in capital                                        3,961
     Retained Earnings                                                 1,057
     Common stock in Treasury, at cost, 31,531 shares                    (85)
                                                                     -------
     Total shareholders' equity                                        5,012
                                                                     -------
Total liabilities and shareholders' equity                           $11,673
                                                                     =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                 1998     1997
                                                -------  -------

Revenues                                         $4,551   $3,220

Costs and Expenses                                2,717    2,177
Selling, general and administrative expenses        927      788
                                                 ------   ------

Income from operations                              907      255

Other income                                         11       37
Interest expense                                    105       64
                                                 ------   ------

Income before provision for income taxes            813      228

Provision for income taxes                          310       70
                                                 ------   ------

Net Income                                       $  503   $  158
                                                 ======   ======

Basic Net Income per share                       $ 0.07   $ 0.03
                                                 ======   ======
Diluted Net Income per share                     $ 0.07   $ 0.03
                                                 ======   ======







The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   1998     1997
                                                  -------  -------

Revenues                                          $11,183  $10,194

  Cost and expenses                                 7,391    6,567
  Selling, general and administrative expenses      2,602    2,365
                                                  -------  -------

Income from operations                              1,190    1,262

  Other Income                                         34       78
  Interest Expense                                    302      256
                                                  -------  -------

Income before provision for income taxes              922    1,084

  Provision for taxes on income                       349      376
                                                  -------  -------

Net Income                                        $   573  $   708
                                                  -------  -------

Basic Net Income per share                        $  0.08  $  0.11
                                                  =======  =======
Diluted Net Income per share                      $  0.08  $  0.11
                                                  =======  =======




The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)

                                                                1998      1997
                                                              --------  --------
Operating activities
     Net Income                                               $   573   $   708
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                               324       297
       Change in:
          Accounts receivable                                    (413)   (1,157)
          Materials and supplies                                 (215)     (122)
          Prepaid expenses                                          1       (54)
          Accounts payable                                       (388)     (188)
          Accrued liabilities                                      92       310
                                                              -------   -------

Net cash provided by (used in) operating activities               (26)     (206)
                                                              -------   -------

Investing activities
     Purchases of property, plant and equipment                  (280)     (471)
     Purchase of business                                        (473)        -
     Other                                                         18        (1)
                                                              -------   -------
Net cash provided by (used in) investing activities              (735)     (472)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations      4,262       440
     Principal payments on notes and long term obligations     (4,076)     (803)
     Proceeds from common stock                                   712       963
     Purchase of Treasury Stock                                   (37)        -
                                                              -------   -------
Net cash provided by financing activities                         861       600
                                                              -------   -------

Increase (decrease) in cash                                       100       (78)

Cash, beginning of period                                          93       119
                                                              -------   -------

Cash, end of period                                           $   193   $    41
                                                              =======   =======

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

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

                                         3rd Quarter       9 Months
                                        ended 9-30-97    ended 9-30-97

          Income from operations               $43           $135
          Income before provision               51             88
          Net Income                            32             56

3.  EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding. SFAS 128 also requires previously reported EPS to be restated.

     Basic and diluted EPS for the nine months ended September 30, 1998 and 1997, were computed as follows:

                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                           1998                  1997
                                                         ------------------------------
Basic EPS Computation:
       Net income                                          $      573       $      708

                                                         ==============================
       Weighted average shares outstanding                  7,489,140        6,195,620
                                                         ==============================
Basic EPS                                                  $      .08       $      .11
                                                         ==============================
Diluted EPS Computation:

       Net income                                          $      573       $      708
                                                         ==============================
       Weighted average shares outstanding                  7,489,140        6,195,620

       Incremental shares for assumed exercise
       of securities:
               Options                                         10,711                -
                                                         ------------------------------

                                                            7,499,852        6,195,260
                                                         ==============================

Diluted EPS                                                $      .08       $      .11
                                                         ==============================

The 272,000 shares in 1998 and the 258,000 shares in 1997 of employee stock options and warrants were not included in the computation of diluted EPS as their effect is anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

     Revenue for the three months ended September 30, 1998 increased 41% from the corresponding period of 1997 ($4,551,000 compared to $3,220,000). The increase in 1998 in comparison to the same quarter in 1997 occurred in all but one revenue category. Increases in site assessments and reports totaled $251,000, a 302% increase ($334,000 in the second quarter of 1998 compared to $83,000 in the same quarter of 1997). Remediation revenues increased 386% ($583,000 in the second quarter of 1998 compared to $120,000 for the corresponding three month period of 1997). The increase in site assessments and reports resulted from additional site assessments being performed in Texas. Owners and operators of underground storage tanks in Texas must have corrective action plans in place prior to the December, 1998 Environmental Protection Agency deadlines in order to avoid significant increases in their deductibles for clean-up of contaminated sites. The increase in remediation revenues resulted from more field work in Texas and the addition of work produced by the new offices in South Carolina and Florida. The 27% increase in cathodic protection revenue is the result of significant shipments of cathodic protection kits to distributors for installation in advance of the December, 1998 compliance deadline. Cathodic protection revenues were $1,065,000 in the third quarter of 1998 compared to $837,000 for the same period in 1997. The construction and repair revenues increased 28% in the third quarter of 1998 compared to the corresponding period for 1997 ($2,230,000 compared to
$1,745,000).   The 28% increased resulted from the construction of a number of fueling facilities in Oklahoma City and Texas. Fueling systems service and parts sales decreased $69,000 during the third quarter of 1998 compared to the same quarter in 1997 ($245,000 compared to $314,000). The Dallas parts and service operation accounted for most of the revenues. The decrease in the third quarter of 1998 relative to the same period in 1997 was due to the unusually large orders placed in the third quarter of 1997 for equipment to be installed on three fueling systems to be built by the Company.

     The 25% increase in the cost of sales for the third quarter of 1998 compared to the third quarter of 1997 was attributable to the 41% increase in revenues. Third quarter cost of sales was $2,717,000 compared to $2,177,000 for the corresponding period in 1997. Direct labor increased 31% or $123,000 ($518,000 for the third quarter of 1998 compared to $395,000 for the same period in 1997). Supplies and materials increased 11% ($897,000 in the third quarter of 1998 compared to $805,000 for the same period in 1997). The increase in expenditures for supplies and materials was attributable to the significant increase in revenues for the third quarter of 1998 compared to the same period in 1997. Subcontractors usage increased in the third quarter of 1998 compared to the same period in 1997 ($751,000 compared to $499,000). The shift to increased installation of fueling systems required the greater use of subcontractors to perform the work.

     Selling, general and administrative expenses increased 18% in the third quarter of 1998 compared to the third quarter of 1997 ($927,000 compared to $788,000), but was substantially less than the 41% increase in sales for the third quarter of 1998. The selling, general and administrative expense was 20% of revenues for the third quarter of 1998 compared to 24% for the third quarter of 1997, Salaries increased $100,000 or 26% in the third quarter of 1998 compared to the third quarter of 1997 ($486,000 compared to $386,000). The increase resulted from normal salary increases and the addition of the Florida and South Carolina division offices. The increase in general and administrative salaries was limited by a reduction in salesmen's salaries of $26,000 ($23,000 for the third quarter of 1998 compared to $49,000 for the same quarter in 1997 due to a reduction in the number of sales personnel in 1998). The telephone expense increased $27,000 for the second quarter of 1998 compared to the same quarter in 1997 ($48,000 compared to $21,000) due to the significant addition of personnel, addition of cellular telephones and other communication equipment, and the addition of offices in Oklahoma City, South Carolina, and Florida. Office supplies increased $29,000 in the second quarter of 1998 compared to the same quarter of 1997 ($53,000 compared to $24,000). The office supplies expense increase resulted from the establishment of offices in Oklahoma, South Carolina, and Florida and the printing of significant amounts of stationery and other forms.

     Interest expense for the third quarter of 1998 was $105,000 compared to $64,000 for the same period in 1997. The additional interest expense was attributable to a larger loan line of credit loan balance to support increased sales and a larger equipment loan balance due to equipment purchases. The larger loan balances were somewhat offset by lower interest rates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997.

     Revenue for the nine months ended September 30, 1998 increased 10% compared to the corresponding period of 1997 ($11,183,000 compared to $10,194,000). Most of the revenue increase for the first nine months of 1998 compared to the same period in 1997 was attributable to the third quarter of 1998. Remediation revenues increased $69,000 in the first nine months of 1998 compared to the same period in 1997 ($786,000 compared to $717,000). The addition of revenues from the Oklahoma City, South Carolina, and Florida offices coupled with increases in field work in Texas and Oklahoma accounted for the overall increase relative to the same period in 1997. Cathodic protection revenues declined only $22,000 during the first nine months of 1998 compared to the same period in 1997 ($3,132,000 compared to $3,154,000). Construction and repair revenues increased $430,000 the first nine months of 1998 compared to the same period in 1997 ($5,954,000 compared to $5,524,000). The increase resulted from increased activity in the construction of fueling facilities in Texas and Oklahoma and the Company's winning bids on several fueling systems upgrades. Fueling systems service and parts sales increased $247,000 during the first nine months of 1998 compared to the same period in 1997 ($629,000 compared to

$382,000). The Dallas parts and service operation accounted for most of the increase. The significant increase in the first nine months of 1998 compared to the same period in 1997 was due to the start-up of the service operation in Dallas in the first quarter of 1997. As the fueling systems parts and service operation has become better known and established, revenues have steadily increased.

     Cost of sales increased 13% to $7,391,000 for the first nine months of 1998 compared to $6,567,000 for the first nine months of 1997. The expense for direct labor and contract labor increased 13% for the nine months ended September 30, 1998 compared to the same period in 1997 ($1,621,000 compared to $1,437,000) due to increased sales. Subcontractor expense increased $1,601,000 for the first nine months of 1998 compared to the same period in 1997 ($2,563,000 compared to $962,000). The increase in subcontractor expense was substantially offset by significant declines in materials and supplies expense. Materials and supplies decreased $942,000 ($1,965,000 for the first nine months of 1998 compared to $2,907,000 for the same period in 1997). The decrease in materials and supplies expense and the increase in subcontractor expense resulted from a shift in the type of jobs performed by the Company in the first nine months of 1998 compared to the same period in the previous year. The type of jobs performed in 1998 involved greater numbers of fueling systems installations on which the project owner or the subcontractor purchased the needed supplies and materials directly from the suppliers. Increased installation of fueling systems required greater use of subcontractors to perform the work. Vehicle expense except depreciation decreased 22% ($182,000 for the first nine months of 1998 compared to $233,000 for the first nine months of 1997). This decrease in the first nine months of 1998 was a result of significant expenditures for newer equipment and vehicles during the first nine months of 1998 which resulted in fewer repairs.

     Selling, general and administrative expense increased 10% for the nine months ended September 30, 1998 compared to the same period in 1997 ($2,602,000 compared to $2,365,000). Selling, general and administrative expense was 23% of sales for the nine months ended September 30, 1998, and the same for the nine months ended September 30, 1997. Salesmen's salaries declined $132,000 during the first nine months of 1998 compared to the same period in 1997. This reduction was offset by increases in officer, management, and clerical salaries and resulted in an overall administrative salaries increase of 9% for the first nine months of 1998 compared to the same period in 1997 ($1,303,000 compared to
$1,190,000).   Salesmen's travel expense decreased $29,000 in the first nine months of 1998 compared to the first nine months of 1997 ($21,000 compared to $50,000). The reduction in salesmen's salaries and salesmen's travel expense resulted because several additional sales personnel added in late 1996 and early 1997 were no longer with the Company during the first nine months of 1998. Office supplies and postage increased $47,000 during the first nine months of 1998 compared to the same period the previous year ($130,000 compared to $83,000). The office supplies expense increase resulted from significant computer upgrades and additions, printing of significant amounts of stationery and other forms, and the establishment of offices in Oklahoma City, Oklahoma, Columbia, South Carolina, and Largo, Florida. Office rent decreased $9,000 during the first nine months of 1998 compared to the same period the prior year ($44,000 compared to $53,000) due to the acquisition of the corporate home office facilities at the end of January 1998, and the elimination of one of two lease payments on two Dallas locations. The Company relocated its Dallas offices in 1996, and the lease on the vacated facility did not expire until June 30, 1997. However, these reductions were somewhat offset by the addition of leases for the offices established in Oklahoma City, Columbia, and Largo. Telephone expense increased $59,000 during the first nine months of 1998 compared to the same period in 1997 ($127,000 compared to $68,000) due to the significant additions of personnel, addition of cellular telephones and other communication equipment, and the addition of an Oklahoma City, Columbia, and Largo offices.

     Interest expense increased 18% or $46,000 for the first nine months of 1998 compared to the corresponding period in 1997 ($302,000 compared to $256,000). The additional expense resulted from larger loan balances outstanding during the first nine months of 1998 compared with the same period in 1997. The interest expense increase resulting from the larger loan balances outstanding was substantially offset by lower interest rates obtained by the Company on its line of credit and on several truck loans.

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

     In January 1998, the Company sold 400,000 shares of common stock at $2.00 per share and warrants to purchase 50,000 shares of common stock at $2.00 per share under a private placement arrangement with Peacock, Hislop, Staley & Given, Inc. Gross proceeds totaled $800,000. Net proceeds totaled $712,000.

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

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On July 23, 1998, the Company issued a total of 12,500 shares of its common stock as part of the consideration for its purchase of certain assets and operations located in South Carolina from the firm of Steffen, Robertson & Kirsten (U.S.) Inc., an indirect subsidiary of SRK (Consulting), LTD., an international consulting company comprised primarily of professional engineers and scientists. The assets included accounts receivable, work in progress and certain fixed assets and involved the assumption of certain lease obligations. The consideration included cash in the approximate amount of $473,000. The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering. The seller of the assets is a sophisticated business entity, capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. Such seller had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares were acquired for investment purposes and not with a view to the distribution thereof. The certificate evidencing the shares contained an appropriate legend indicating the restrictive nature of the shares.

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

                                          NATIONAL ENVIRONMENTAL SERVICE CO.

Date: November 2, 1998                    /s/ EDDY L. PATTERSON
                                          -------------------------------------
                                          EDDY L. PATTERSON, President

Date: November 2, 1998                    /s/ LARRY G. JOHNSON
                                          -------------------------------------
                                          LARRY G. JOHNSON, Vice President &
                                                            Secretary-Treasurer
                                                            & Chief Financial
                                                            Officer