Form 10QSB/A
period 1998-09-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-01-29
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                        Form 10-QSB/A - Amendment No. 1

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      September 30, 1998
                                                ------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

     for the transition period...................to.......................


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

                                                     Number of shares
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
                                                            -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
       none issued
     Common stock, par value $.01; authorized 20,000,000
       shares; issued and outstanding 7,888,163 shares,
       including treasury shares
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

Year 2000

     The Year 2000 issue represents a potentially serious information systems problem because many software applications and operation systems written in the past may not property recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in October of 1998. The Company is in the process of testing its computer hardware and software for Year 2000 compliance and expects to complete this testing by the end of the first quarter of 1999. The Company is also in the process of surveying its vendors and service suppliers.

     The Company believes that the costs to address its Year 2000 compliance issues will not be significant. Substantially all of the Company's computer hardware and software are "off-the-shelf" versions which the Company believes can be upgraded or replaced as required. The cost for such replacements is currently estimated to be approximately $15,000.

     The Company's principal exposure will be (1) in its inability to process accounting transactions and invoice customers and (2) the ability of its vendors and service suppliers to provide critical components or services to the Company. While the Company believes it will not encounter material problems in either respect, it is in the process of developing contingency plans to implement a manual system for accounting and invoicing functions and identifying alternative sources for the goods and services that are critical to the Company. The Company believes that its customer base is sufficiently broad and varied and that it will not encounter material difficulties if the ability of some of them to do business were substantially curtailed due to Year 2000 problems. Additionally, the fueling systems industry tends to utilize electronics and systems which are not particularly date sensitive.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                 27.1 Financial Data Schedule

         (b) Reports on Form 8-K:

                 None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL ENVIRONMENTAL SERVICE CO.

Date: January 20, 1999             /s/ EDDY L PATTERSON
                                   ----------------------------------
                                   EDDY L. PATTERSON, Chairman & CEO

Date: January 20, 1999             /s/ LARRY G. JOHNSON
                                   ----------------------------------
                                   LARRY G. JOHNSON, Vice President & Secretary-
                                                     Treasurer & Chief Financial
                                                     Officer