Form 10KSB
period 1998-12-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-03-22
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

(  X  )          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

(  _  )       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD_________ TO __________ .
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___ .
    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __________.

     State issuer's revenues for its most recent fiscal year $18,304,000.
                                                             ------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on February 26, 1999 was $6,882,208

The number of shares outstanding of each of the issuer's classes of common stock as of February 26, 1999 is shown below:
                                                          NUMBER OF SHARES
          TITLE OF CLASS                                    OUTSTANDING
          --------------                                    -----------
     Common Stock, $.01 Par Value                           7,888,643

          DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------
          Portions of the Proxy Statement for the Annual Meeting of Stockholders of National
     Environmental Service Co. to be held May 20, 1999, are incorporated by reference in Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES___; NO___X____.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   BUSINESS

THE COMPANY

        The business of National Environmental Service Company commenced in 1986 and consisted of providing testing and service on underground storage tanks and piping systems. With adoption of the U.S. Environmental Protection Agency ("EPA") regulations in 1988, implementing the Resource Conservation and Recovery Act ("RCRA"), as amended by the Hazardous and Solid Waste Amendment of 1984 ("HASWA"), the Company's focus shifted toward environmental services, assessment and remediation. It currently is engaged in the businesses of installation of fueling systems and related facilities, providing cathodic protection for underground metal tanks, installation of spill and overfill protection, environmental site assessments, contaminated soil and water remediation, and the installation and removal of storage tanks.

        All of the common stock of the Company was purchased from the original owners in May 1989, by two employees of the Company, Eddy L. Patterson and Albert A. McCutchan. Messrs. Patterson and McCutchan have served as Chairman and Executive Vice President, respectively, of the Company since that time. In 1988 (the year prior to purchase by current management), the Company had revenues of $340,000 and pre-tax income of $41,000 (unaudited). In 1998, the Company had revenues of $18,304,000 and pre-tax income of $2,365,000. At the time of purchase by Messrs. Patterson and McCutchan, the Company had eight full-time employees and one office. At the end of 1998, the Company had 131 full-time employees. In addition to the corporate office in Tulsa, Oklahoma, the Company had regional offices in Oklahoma City, Oklahoma; Dallas, Texas; San Antonio, Texas; Columbia, South Carolina; Largo, Florida; Greenville, North Carolina; Pittsburgh, Pennsylvania; and South Charleston, West Virginia.

        The Company acquired Lab One Analytical, Inc. on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock.

        The Company acquired the assets of a division of a company on July 1, 1998. This office is located in Columbia, South Carolina. The Company assumed the remainder of the lease which has an expiration date of September 30, 2001. Annual lease payments are $27,000 through September 30, 1999. Thereafter until expiration of the lease the annual lease payments are $29,000.

        The Company established an office in Largo, Florida, on August 1, 1998. Effective January 1, 1999, the Company acquired a company occupying the same building and assumed the monthly rent payment of $1,328. The building is rented on a month to month basis. The Largo company had a satellite office in South Charleston, West Virginia, where the Company assumed the lease on a warehouse building. The lease expires on May 31, 1999. Annual lease payments are $4,500.

        The Company established an office in Pittsburgh, Pennsylvania, on October 1, 1998. The Company entered into a lease agreement that has an expiration date of September 30, 1999. Annual lease payments are $10,200.

        The Company acquired the assets of a company located in Greenville, North Carolina, as of January 11, 1999. The Company assumed the lease that has an expiration date of June 1, 2001. Annual lease payments are $21,000.

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

        The Company's headquarters are located at 12331 East 60th Street, Tulsa, Oklahoma 74146 and its telephone number is (918) 250-2227. The Company has division managers in each of its offices who are responsible for the operations conducted in their respective regions.

GENERAL

        The Company provides "turn-key" installation of fueling systems and related facilities, testing, cathodic protection, remediation, consulting services, fuel management and maintenance services, and fueling equipment sales, installation, and service to individuals and businesses who are owners or operators of underground fuel storage tanks and fueling systems. Environmental laws and regulations adopted or implemented within the last ten years have generated increasing demand for the types of services provided by the Company and its competitors. The principal activities of the Company have focused on underground storage tanks and fueling systems, primarily because to date they have been the subject of substantially greater regulation by both federal and state authorities than above-ground tanks. Primary customers of the Company are owners of fueling systems, underground storage tanks, above-ground storage tanks and pipelines. These include motor fuel service stations, grocery stores and convenience stores with fueling facilities, commercial trucking companies, railroads, airports, oil producers, refiners, pipeline operators and federal, state and local governments.

SERVICES

        A recent phenomenon at supermarkets and grocery stores is the installation of gasoline fueling facilities at the perimeters of the stores' parking lots. This move into retail gasoline sales has provided an opportunity for the Company to use its experience in the fuel services industry to also become a "turnkey" builder of fuel facilities for multinational oil companies and supermarket chains.

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

Fueling Systems -
  New Installations:     The Company provides "turn-key" installation of new
                         fueling facilities including the underground storage tanks, piping, dispensing equipment, and other site improvements such as the building, canopy, and related equipment.

Fueling Systems -
  Spill and Overfill     Spill and overfill protection is attained by placing
  Protection:            spill containment basins around the fill pipe of an
                         underground storage tank and installing an overfill prevention valve in the fill pipe.

Fueling Systems -
  Tank Removals:         Because of stringent environmental regulations, many
                         companies are choosing to exit the fuel storage business. In addition, many tanks too corroded to upgrade are being removed and replaced. The Company is engaged in the removal and disposal of old tanks, cleaning-up any contaminated soil, and the replacement of any concrete or asphalt.

Fueling Systems -
  Equipment Sales        The Company has become a distributor for Wayne Fueling
  and Service:           Equipment sales and service in Houston and for eastern
                         Oklahoma, western Arkansas, and southwestern Missouri.
                         The Company has developed a significant fueling equipment service facility in Dallas to serve the Dallas-Fort Worth Metroplex.

Fueling Systems -
  Fuel Management        The Company has entered into agreements to provide
  and Maintenance:       fuel management and maintenance for new entrants into
                         the automobile fueling business. The significant move of the grocery store chains into provision of fueling has given the Company an opportunity to provide a much needed service to those companies that do not have the experience, staff, or desire to manage their fuel acquisitions, regulatory reporting, environmental compliance, and maintenance. The Company believes this to be a source of revenues that will continue beyond the initial installation of equipment and related facilities.

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

Environmental -
 Site Assessments:       Whenever an underground storage tank leak is suspected,
                         an investigation to confirm the presence of a leak must be conducted within seven days. The Company's personnel possess the experience to conduct such investigations.
                         In addition, when title to commercial real estate is being transferred, an investigation for contamination may be requested. The Company's staff of hydrologists, environmental engineers and technicians review any documents regarding historical uses of the site, analyze soil and water samples and study the sub-surface geology to determine if there is contamination or potential contamination of soil and water on the site. Possible contaminants include hydrocarbons,
                         PCB's, radon, asbestos and other hazardous materials.
                         These services include Phase I visual assessments and Phase II drilling and sampling.

Environmental -
  Soil and Water         Often through the Company's performance of other
  Remediation:           services, opportunities arise for the Company to
                         provide Phase III soil and water remediation services which primarily involve treatment of ground or surface water and the use of air sparging and vapor extraction units (manufactured by Fuel Recovery Systems, Inc.(
                         "FRS"), a wholly-owned subsidiary) which utilize perforated pipes to inject air into the soil in order to promote the degradation of contaminants by endemic microbes and to extract vapors produced by such degradation from the soil. In some cases, contaminated soil must be removed and transported to hazardous waste disposal sites.

MATERIAL CONTRACTS

        The Company has several contracts for the installation of turn-key fueling systems installations for various owners: three sites for a grocery store chain totaling $970,000, one site for a municipality totaling $495,000, one site for a school district in the amount of $189,000, and one site for a county government for $235,000. The Company has installed fueling systems for a large Texas grocery chain for the last three years. Individual contracts are issued for each of these sites as they are released for construction. The Company expects to complete a number of these locations in 1999; however, contracts will not be signed until the work is released. There are numerous other contracts for the installation of cathodic protection, system upgrades, and environmental remediation. Individually, these contracts are not significant but represent a series of projects which have been verbally committed by various companies.

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

MARKETING

        A large percentage of the Company's business is from previous customers and their referrals. The Company also obtains referrals from petroleum equipment manufacturers and environmental consultants with whom the Company has worked. The Company maintains a full-time marketing staff of six and has several other executives and division managers who spend a significant amount of time calling on prospective customers. The marketing staff also responds to inquiries obtained through advertising in state and national trade publications, direct mail and trade show participation. Approximately 10% of the services performed by the Company have been pursuant to projects awarded by competitive bidding.

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

EFFECT OF GOVERNMENTAL REGULATIONS

        The RCRA, as amended by HASWA, and as implemented by EPA regulations, is intended to protect human health and the environment from regulated substances, including leaks or spills from underground storage tanks. The term "regulated substances" includes motor fuels (gasoline and diesel) and chemicals used in manufacturing processes. The goals of the underground storage tank regulations include preventing leaks and spills, detecting leaks and spills, correcting problems caused by leaks and spills and requiring each state to undertake a regulatory program equal to or more stringent than required by the EPA.

        The regulations require the underground storage tank owner or operator to take action to correct problem underground storage tanks, to upgrade them to meet prescribed standards and to maintain them in proper condition. All underground storage tanks had to be tested not later than December 1993, and must be tested annually until upgraded to meet leak detection, spill and overfill prevention, interior lining, piping and cathodic protection standards established by the EPA. Required upgrading was to be completed by December 22, 1998. Some states have extended the enforcement deadline until the first or second quarter of 1999. However, a significant percentage of the sites did not meet the deadline and will either be permanently closed and dismantled or closed pending completion of work to meet current requirements. Owners of underground storage tanks also must demonstrate their financial ability to pay for damages caused by spills or leaks.

        States' regulations may be more stringent than federal regulations. While Iowa required spill and overfill protection and cathodic protection to be installed by 1995, the state has not made significant progress in the clean-up of contaminated sites as have other states. The Company's operations in Iowa declined due to completion of upgrade work to meet the 1995 deadline and the lack of significant clean-up opportunities. The Iowa office was closed in March 1996. The Nebraska office was also closed in March 1996 due to a shortage of state LUST funds for clean-up of contaminated sites.

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

DEPENDENCE ON MAJOR CUSTOMERS

         In 1998, the Company received 16 percent of its revenues from a major oil company marketer and 14 percent of its revenue from one grocery store chain in 1997. The Company believes that it has a broad overall customer base and the loss of any single customer would not have a material adverse affect on its business, although the loss of several of those customers could have such an effect.

TRADEMARKS, LICENSES

        On November 1, 1992, the Company entered into a license agreement to use patented technology for testing above-ground storage tanks. The term of the license is for the remaining life of the patent (9 years) and requires the Company to pay the licensor 2% of its annual revenues from use of the technology. The Company has not yet realized significant revenues from the use of such technology, but anticipates that utilization of the technology may produce significant new revenue if more states and the Federal government enact above-ground storage tank testing and upgrading legislation.

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

EMPLOYEES

        As of February 26, 1999, the Company has 157 full-time employees and no part-time employees. This number includes 6 senior managers, 10 division managers, 12 field supervisors, 6 marketing employees, 16 full-time professionals, 28 accounting/clerical/drafting personnel, and 79 technical and field personnel. The areas of expertise of the professionals include hydrogeology, environmental engineering, biology and chemistry. The Company has no collective bargaining agreements and management considers employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

                                  PROPERTIES

        The Company maintains its corporate headquarters, an equipment storage yard and a warehouse in a business park in Tulsa, Oklahoma, each with 9,000, 10,000 and 4,500 square feet, respectively. The facility was leased from McCutchan and Patterson Partnership, a partnership owned by the Chief Executive Officer and Executive Vice President of the Company. The lease was in effect through 1997 with annual lease payments totaling $66,000.

        On February 27, 1998, the Company acquired the office building, warehouse and lot on which the Company's corporate offices are located. The purchase price was $600,000, and the Company obtained a loan from Citizen's Bank of Tulsa for $480,000 secured by a mortgage on the acquired real estate. The loan has a term of 7 years. The interest rate floats at one-half percent above Low New York Prime rate, and the current rate is 8.25% per annum. The Company paid a one-half percent origination fee.

        The real estate was purchased from Eddy Patterson and Albert McCutchan, the Chief Executive Officer and Executive Vice President of the Company following the completion of an independent appraisal of the real estate and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof.

        The Company constructed a new 4000 square feet building in San Antonio, Texas, and was completed during the first quarter of 1995. At December 31, 1998, a balance of $374,000 remained to be paid on the related bank note payable which includes liens on real estate and other equipment.

        The Company leased space for its Dallas office on October 1, 1995. Annual lease payments are $36,000. The lease expires on September 30, 2001.

        The Company established an office and leased space in Oklahoma City on April 1, 1998. The annual lease payment is $13,000, and the lease expires on March 31, 1999.

        The Company owns various vehicles, equipment, and real estate which were purchased at a total cost of approximately $4,382,000. At December 31, 1998, the Company had outstanding loans of approximately $4,548,000 principal amount collateralized by the vehicles, equipment, real estate, and other assets. This amount includes the balance owed under the line of credit agreement which was $3,150,000 at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, and is currently, a party to certain legal proceedings arising in the ordinary course of its business.

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

        On January 24, 1996, the Company's stock began trading on The Nasdaq Stock Market under the symbol: NESC.

        The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock on the Nasdaq SmallCap Market. These quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

                  Quarter
                  ended                     High              Low
                  -----                     ----              ---
                  3/31/97                   $1.875            $0.875
                  6/30/97                    2.00               .625
                  9/30/97                    2.875             1.625
                  12/31/97                   4.375             2.375

                  Quarter
                  ended                     High              Low
                  -----                     ----              ---
                  3/31/98                   $3.375            $2.25
                  6/30/98                    2.75              1.50
                  9/30/98                    2.00              1.125
                  12/31/98                   2.00              1.375

        At December 31, 1998, there were 253 holders of record of the Company's outstanding shares of common stock and an estimated 300 additional shareholders whose shares were registered in street name. No shares of preferred stock are currently outstanding.

        The Board of Directors paid no dividends to shareholders in 1997 or 1998.

        Payment of dividends in the future, if any, will depend on the applicable legal and contractual restrictions, as well as the Company's earnings, financial position, expansion plans and objectives and cash requirements, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, TO THE YEAR ENDED DECEMBER 31, 1997.

        The Company had revenues of $18,304,000 in 1998 compared to $14,746,000 in 1997, a 24% increase. Fueling systems installation and repair revenue declined 8% in 1998 as compared to 1997. Fueling systems installation and repair revenues in 1998 were $8,830,000 compared to $9,569,000 for

1997. The fueling systems installation and repair revenues decreased due to the delay into 1999 of some planned installations and store owners' concentration of resources on the upgrading of existing sites to meet December 1998 regulatory deadlines. Cathodic Protection revenues increased 78% in 1998 as compared to 1997, or $6,355,000 in 1998 compared to $3,564,000 in 1997. The increase resulted from increased purchases of cathodic protection kits by the Company's distributor network and increases in the installation of cathodic protection systems by the Company. The increased sales were caused by the December 1998 deadline for regulatory compliance by owners and operators of underground storage tanks. Site assessment revenues were $1,553,000 in 1998 compared to $576,000 in 1997, a 171% increase. The increase in site assessments and reports resulted from the new offices established in Florida and South Carolina and the additional site assessments being performed in Texas. Owners and operators of underground storage tanks in Texas must have had corrective action plans in place prior to the December 1998 Environmental Protection Agency deadlines in order to avoid significant increases in their deductibles for clean-up of contaminated sites. Remediation revenues increased 53% in 1998 compared to 1997, or $1,186,000 compared to $776,000. The increase in remediation revenues resulted from more field work in Texas and the addition of work produced by the new offices in Oklahoma City, South Carolina and Florida. Sales of fueling equipment and service increased to $878,000 in 1998 compared to $261,000 in 1997. The increase resulted from the continued growth of the Company's pump service operation in Dallas, Texas. The operation was established in the second quarter of 1997 and has grown steadily as new customers have been added.

        Costs and expenses in 1998 were $11,859,000 compared to $10,028,000 in 1997, an increase of 18%. Costs and expenses for 1998 represented 65% of total revenue for the year compared with 68% for 1997. The decrease in percentage of costs and expenses in 1998 resulted from increased sales of cathodic protection goods and services, a revenue category with a relatively high gross margin. The percentage of increase in labor costs was 26%, only slightly higher than the 24% growth in revenues during the same period. Labor costs for 1998 were $2,465,000 compared to $1,952,000 for 1997. Payments to subcontractors increased 161% to $3,826,000 in 1998 compared to $1,463,000 in 1997. Supplies and materials cost decreased 23% in 1998 to $3,778,000 compared to $4,922,000 for 1997. The increase was due to the significantly greater use of subcontractors on the greater volume of turn-key fueling systems installations performed in 1998 compared to 1997. Additionally, the subcontracts required the subcontractors to provide supplies and materials. This requirement caused the subcontractor expense category to increase while at the same time it caused a decrease in supplies and materials expense. Depreciation expense increased 16% due to the significant increase in vehicles and equipment added to the company during 1998. Depreciation expense was $333,000 in 1998 compared to $287,000 in 1997. Equipment rental expense declined $52,000 from $261,000 in 1997 to $209,000 in 1998. This reduction was due to the greater provision of equipment by the subcontractors in 1998 compared to 1997.

        Selling, general and administrative expenses were $3,715,000 in 1998 compared to $3,198,000 in 1997, an increase of 16%. The $517,000 increase was due to the addition of offices in Oklahoma City, Florida, South Carolina, and Pennsylvania during the last half of 1998. Salaries accounted for $221,000 of the $517,000 increase. Salaries increased 13% to $1,899,000 in 1998 compared to $1,678,000 in 1997. Office supplies and postage was $186,000 in 1998 compared to $114,000 in 1997. Telephone expenses were $184,000 in 1998 compared to $112,000 in 1997. Both telephone expense and office supplies and postage increases were related to the increased volume of sales as well as the addition of four offices in the last half of 1998. Bad debt expense declined to $21,000 in 1998 compared to $79,000 in 1997. The reserve for bad debt level for 1998 was maintained without the need for the level of bad debt expense required in 1997. General insurance increased $66,000 in 1998 compared to 1997 due to increased workers compensation insurance premiums resulting from increased employee levels and volume of work performed. General insurance expense was $260,000 in 1998 compared to $194,000 in 1997.

        Interest expense is higher due to the larger debt balance in 1998 resulting from funding for long-term contracts, additional working capital, and purchases of machinery and equipment. Interest expense for 1998 was $407,000 compared to $370,000 in 1997.

CAPITAL RESOURCES AND LIQUIDITY

        Cash on hand at the end of 1998 was $152,000 compared to $93,000 at the end of 1997. Net cash provided by operating activities was $28,000 in 1998 compared to net cash used by operating activities of $1,254,000 in 1997. The increase in the net cash provided was due to an increase in net income of $688,000 ($1,470,000 in 1998 compared to $782,000 in 1997) and a decrease in costs and estimated earnings in excess of billings of $587,000 ($1,479,000 at the end of 1998 compared to $2,066,000 at the end of 1997). These increases in net cash provided were partially offset by increases in accounts receivable of $2,743,000. The increase in accounts receivable is due to the 24% increase in revenues and the reduction in costs and estimated earnings in excess of billings.

The Company acquired Lab One on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock, a total purchase price of $750,000.

        On February 27, 1998, the Company acquired the office building, warehouse and lot on which the Company's corporate offices are located. The purchase price was $600,000, and the Company secured a loan from Citizens' Bank of Tulsa for $480,000 secured by a mortgage on the acquired real estate. The loan has a term of 7 years. The interest rate floats at 0.5% above Low New York Prime rate, and the current rate is 8.25% per annum. The Company paid a 0.5% origination fee.

        Both Lab One and the real estate were purchased from Eddy Patterson and Albert McCutchan, the President and Executive Vice President of the Company following the completion of independent appraisals of the entities and the review and unanimous consent of the outside directors of the Company to the transactions and terms and conditions thereof.

        Due to common ownership, these transactions were accounted for in a manner similar to the pooling of interests method in 1998. The combined revenues and expenses of the Company and the acquired entities during 1997 was $14,746,000. All transactions were with the Company.

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

        The Company continued to make periodic debt repayments during this period. The Company has no commitments for material capital expenditures.

YEAR 2000

        The Year 2000 issue represents a potentially serious information systems problem because many software applications and operation systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in October of 1998. The Company is in the process of testing its computer hardware and software for Year 2000 compliance and expects to complete this testing by the end of the first quarter of 1999. The Company is also in the process of surveying its vendors and service suppliers.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information required by this item is incorporated by reference to the sections entitled "Election of Directors," " Executive Officers"and "Section 16(a) Beneficial Ownership Compliance" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 10. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the Section entitled "Principal Shareholders " of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (A)    EXHIBITS

               3.1 Amended and Restated Certificate of Incorporation of National Environmental Service Co. and amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, No. 33-78612-D, (the "Registration Statement").
                3.1a Amendment to Amended and Restated Certificate of Incorporation of National Environmental Service Co., dated June 17, 1994 (incorporated by reference to Exhibit 3.1a to the Registration Statement).
                3.2 Amended and Restated Bylaws of National Environmental Service Co., as amended on June 16, 1994
                       (incorporated by reference to Exhibit 3.2 to the Registration Statement).
                4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1994 (the "1994
                4.2 National Environmental Service Co. Common Stock Purchase Warrant to Peacock, Hislop, Staley & Given, Inc. dated January 21, 1998 (incorporated by reference to Exhibit 4.2 to the 1997 10-KSB).
               10.5 National Environmental Service Co. 1994 Employee Stock Plan dated April 22, 1994. (incorporated by reference to
                       Exhibit 10.7 to the 1994 10-KSB).
               10.6 National Environmental Service Co. 1994 Director Stock Option Plan dated April 22, 1994 (incorporated by reference to Exhibit 10.8 to the 1994 10-KSB).
               10.9 Bank IV Oklahoma , N.A. Credit Agreement dated January 9, 1995 (incorporated by reference as filed as Exhibit 10.2 on Form 10-QSB for the quarter ended March 31, 1995) and amendments to the Credit Agreement.
               10.11 Private Placement Agency Agreement between National Environmental Service Co. Peacock, Hislop, Staley & Given, Inc. dated January 15, 1998; Amendment to the Placement Agency Agreement dated January 15, 1998; and First Supplement to the Private Placement Memorandum dated January 12, 1998, (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1997, the "1997 10-KSB").
               10.13 Purchase and Sale Agreement for sale of real estate dated January 30, 1998, between National Environmental Service Co. and McCutchan and Patterson, an Oklahoma general partnership (incorporated by reference to Exhibit 10.13 to the 1997 10-KSB).
               10.14 Citizens' Bank of Tulsa Credit Agreement dated February 27, 1998 (incorporated by reference to Exhibit 10.14 to the 1997 10-KSB).
               10.15 Agreement and Plan of Merger with respect to Lab One Analytical, Inc. dated January 30, 1998 (incorporated by reference to Exhibit 10.15 to the 1997 10-KSB).
               10.16 Copy of Amendment Two to Revolving Credit and Term Loan Agreement dated as of July 2, 1998 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 on Form 10-QSB for the quarter ended June 30, 1998).
               10.17 Copy of Purchase Agreement dated July 15, 1998 to be effective as of June 26, 1998 between National Environmental Service Company and Steffen, Robertson & Kirsten (U.S.), Inc. (incorporated by reference to
                       Exhibit 10.17 on Form 10-QSB for the quarter ended June 30, 1998).
               10.18 Definitive Agreement dated December 16, 1998, containing the terms of the acquisition of certain assets and the assumption of certain liabilities of THH Alpha, Inc., THH Services, LTD., UTTS Services, LTD., UTTS, Inc., and Carolina Drilling Services, Inc.
               10.19 Agreement for Acquisition of certain assets and the assumption of certain liabilities of National Environmental Corporation, dated December 18, 1998.
               21.1    Subsidiaries of National Environmental Service Co.
               27.1    Financial Data Schedule

        (B)    REPORTS ON FORM 8-K

               None.

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Auditors                                        F-2

Consolidated Balance Sheet as of December 31, 1998                    F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1998 and 1997                                         F-4

Consolidated Statement of Changes in Shareholders' Equity
   for the Years Ended December 31, 1998 and 1997                     F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997                                         F-6

Notes to Consolidated Financial Statements                            F-7

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
National Environmental Service Co.


We have audited the accompanying consolidated balance sheet of National Environmental Service Co. (the "Company") as of December 31, 1998; and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Environmental Service Co. as of December 31, 1998; and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 12, 1999

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                           (In Thousands of Dollars)

                                    ASSETS
                                    ------

Current assets:
     Cash                                                                   $   152
     Accounts receivable:
      Trade, net of allowance for doubtful accounts of $73                    7,915
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                   1,479
     Materials and supplies                                                   1,061
     Prepaid expenses                                                            32
                                                                            -------
     Total current assets                                                    10,639
                                                                            -------
Property and equipment, at cost:
     Land                                                                        50
     Buildings and improvements                                                 608
     Vehicles                                                                 2,143
     Testing, drilling and other equipment                                      618
     Furniture, fixtures and other                                              963
                                                                            -------
                                                                              4,382
     Less accumulated depreciation                                            1,956
                                                                            -------
     Property and equipment, net                                              2,426
                                                                            -------
Other                                                                           107
                                                                            -------
Total assets                                                                $13,172
                                                                            =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Current maturities of long-term obligations                            $ 3,541
     Accounts payable                                                         1,554
     Accrued income taxes                                                       911
     Other accrued liabilities                                                  209
                                                                            -------
     Total current liabilities                                                6,215
                                                                            -------
Long-term notes payable                                                       1,007
                                                                            -------
Deferred income taxes                                                           197
                                                                            -------
Commitments and contingencies
Shareholders' equity:
     Preferred Stock; 1,000,000 shares authorized; none issued
     Common Stock; par value $.01; authorized 20,000,000 shares;
      issued 7,888,643 shares                                                    79
     Additional paid-in capital                                               3,948
     Retained earnings                                                        1,966
     Common stock in Treasury, at cost, 122,991 shares                         (240)
                                                                            -------
     Total shareholders' equity                                               5,753
                                                                            -------
Total liabilities and shareholders' equity                                  $13,172
                                                                            =======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Years Ended December 31, 1998 and 1997
              (In Thousands of Dollars except per share amounts)

                                          1998           1997
                                        -------        -------
Revenue:
  Fueling Systems                       $ 8,330        $ 9,569
  Cathodic protection                     6,355          3,564
  Site assessments                        1,553            576
  Remediation                             1,186            776
  Other                                     880            261
                                        -------        -------
Total revenue                            18,304         14,746

Costs and expenses                       11,859         10,028
Selling, general and
      administrative expenses             3,715          3,198
                                        -------        -------
Income from operations                    2,730          1,520

Other income (expense):
      Interest                             (407)          (370)
      Other, net                             42            111
                                        -------        -------
Income before income taxes                2,365          1,261
                                        -------        -------
 Provision for taxes on income
      Current                               817            382
      Deferred                               78             97
                                        -------        -------
                                            895            479
                                        -------        -------
Net income                              $ 1,470        $   782
                                        =======        =======
Basic net income per share              $  0.19        $  0.12
                                        =======        =======
Diluted net income per share            $  0.19        $  0.11
                                        =======        =======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the years ended December 31, 1998 and 1997
                           (In Thousands of Dollars)


                                                                    Additional
                                  Common                Common      paid-in    Retained  Treasury
                                stock shares          stock issued  capital    earnings  shares    Total
                             ----------------      ---------------  ---------- --------  -------  --------
                               Issued     In Treasury
                               ------     -----------

Balance at Dec 31, 1996        5,801,143       29,216    $   58     $ 1,746     $   94   $  (76)   $ 1,822


Shares sold                    1,450,000                     15       1,488                          1,503



Shares issued to acquire

related party business

and building                     225,000                      2                   (344)               (342)


Shares issued

employee awards                               (16,840)                                       28         28


Net income                                                                         746                 746
                               ---------      -------    ------     -------     ------   -------   -------


Balance at Dec 31, 1997        7,476,143       12,376        75       3,234        496      (48)    3 ,757



Shares sold                      400,000                      4         695                            699


Shares issued to

acquire business                  12,500                      -          19                             19



Purchase of

Treasury Stock                                110,615                                      (192)      (192)



Net income                                                                       1,470               1,470

                               ---------      -------    ------     -------     ------   -------   -------

Balance at Dec 31, 1998        7,888,643      122,991    $   79     $ 3,948     $1,966   $ (240)   $ 5,753
                               =========      =======    ======     =======     ======   =======   =======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1998 and 1997
                           (In Thousands of Dollars)


                                                                 1998                       1997
                                                              -----------                 --------
Operating activities:
   Net income                                                   $ 1,470                   $   782
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                 388                       317
      Deferred taxes                                                 78                        97
      Stock issued as employee compensation                           -                        28
      Change in:
        Accounts receivable                                      (2,743)                   (1,696)
         Costs and estimated earnings in excess
          of billings on uncompleted contracts                      860                    (1,437)
        Materials and supplies                                      (67)                     (321)
        Prepaid expenses                                             50                       (49)
        Accounts payable                                           (524)                      671
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                           -                       (68)
        Accrued liabilities                                         531                       422
        Other                                                       (15)                        -
                                                                -------                   -------
Net cash provided by (used in) operating activities                  28                    (1,254)
                                                                -------                   -------
Investing activities:
   Acquisition of  business, net of cash acquired                  (473)                     (721)
   Purchases of property and equipment                             (590)                     (556)
   Proceeds from sales of property and equipment                     11                         5
                                                                -------                   -------
   Net cash used in investing activities                         (1,052)                   (1,272)
                                                                -------                   -------
Financing activities:
   Proceeds from issuance of common stock                           699                     1,504
   Proceeds from notes payable and long-term
      obligations                                                 4,336                     5,040
   Decrease in notes payable to related parties                     (31)                     (257)
   Principal payments on notes payable and
      long-term obligations                                      (3,729)                   (3,787)
   Purchase of common shares                                       (192)                        -
                                                                -------                   -------
   Net cash provided by financing
      activities                                                  1,083                     2,500
                                                                -------                   -------
Increase (decrease) in cash                                          59                       (26)
Cash, beginning of year                                              93                       119
                                                                -------                   -------
Cash, end of year                                               $   152                   $    93
                                                                =======                   =======

   The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - National Environmental Service Co. (the "Company") is engaged in the businesses of providing cathodic protection for underground metal tanks, installation of spill and overfill protection, environmental site assessments, contaminated soil and water remediation, installation and removal of storage tanks, and the installation of fueling systems and related facilities. The Company is headquartered in Tulsa, Oklahoma, and has division facilities in Oklahoma City, Oklahoma; Dallas and San Antonio, Texas; Largo, Florida; Columbia, South Carolina; Greenville, North Carolina; South Charleston, West Virginia; and Pittsburgh, Pennsylvania.

     CONSOLIDATION - The Company owns 100% of Fuel Recovery Systems, Inc. and Lab One Analytical, Inc. ("Lab One"). The financial statements of Fuel Recovery Systems, Inc. and Lab One are consolidated and all material intercompany accounts and transactions are eliminated.

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

     INCOME TAXES - Deferred taxes are determined under the liability method, whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. At December 31, 1998 and 1997, deferred taxes were recorded primarily for temporary differences related to depreciation of fixed assets.

     FINANCIAL INSTRUMENTS - The Company's financial instruments consist of trade accounts receivable, trade accounts payable, short-term and long-term debt. The carrying amounts of these financial instruments approximate fair value at December 31, 1998. The fair value of debt is estimated based on current rates offered for similar debt.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers and cost and estimated earnings in excess of billings on uncompleted contracts which will be due from customers when billable under the contracts. The Company does not require collateral from its customers although it may have the ability to place liens. Such credit risk is considered by management to be limited due to the Company's broad customer base. One commercial customer accounted for 16% of sales in 1998 and a different customer for 14% of sales in 1997.

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

     NEW ACCOUNTING STANDARDS - The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in 1998. The Company has no comprehensive income items for the two years in the period ended December 31, 1998. Therefore, net income equals comprehensive income. The Company will adopt SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. Currently, the company does not engage in hedging activities or transactions involving derivatives.

     EMPLOYEE STOCK OPTIONS - When the exercise price of employee stock options equals or exceeds the market value of the stock at the date of grant, the Company recognizes no compensation expense.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1998   1997
                                                     ----   ----
     Cash paid for interest                          $ 405  $ 304
                                                     =====  =====
     Cash paid for income taxes                      $ 319      0
                                                     =====  =====
     Non-cash investing and financing activities:
          Issuance of common stock in connection
              with business acquisitions             $  19  $ 605
          Issuance of stock option and warrants
          for services                               $ 175  $  51
                                                     =====  =====

3.   ACCOUNTS RECEIVABLE

          Accounts receivable consist of unpaid billings for long-term percentage of completion type contracts, billings for short-term multiple unit contracts (completed contracts), and completed contract projects not yet billed. Retainage receivable at December 31, 1998, totaled $343,000.

          Accounts receivable at December 31, 1998, include amounts subject to claims of $660,000 arising from disputes. The Company is suing to collect various collection matters. In the opinion of the Company's legal counsel, the Company has valid claims against the defendants.

4.   UNCOMPLETED CONTRACTS

          Costs, estimated earnings and billings on uncompleted contracts are summarized as follows (in thousands):

                                                                            1998
                                                                           ------
     Costs incurred on uncompleted contracts                               $  580
     Estimated earnings recognized                                          1,254
                                                                           ------
                                                                            1,834
     Billings to date                                                         355
                                                                           ------
                                                                           $1,479
                                                                           ======

     Included in the accompanying balance sheet under the following caption:
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                  $1,479
                                                                           ======


5.   NOTES PAYABLE

          Notes payable at December 31, 1998, consist of the following (in thousands):

     Revolving line of credit of $4,500,000 bearing interest at the prime rate published in The Wall Street Journal plus .75% floating ( 8.5% at December 31, 1998),
             -----------------------
          payable on July 31, 1999, with interest payable monthly.  The line is
          collateralized by accounts receivable, inventory, and equipment.                               $ 3,150

     Note payable to a bank bearing interest at the prime rate published in The Wall
                                                                            --------
          Street Journal plus .75% floating (8.5% at December 31, 1998), payable in
          --------------
          monthly installments of $10,257 including interest with the final installment due July 2000.  The note is collateralized by real estate,
          receivables, inventory, and equipment.                                                             374

     Note payable to bank bearing interest at Low New York Prime rate plus .5% floating
          (8.25% at December 31, 1998), payable in monthly installments of $7,774 including interest with the final installment due March 2005. The loan is
          collateralized by real estate and equipment.                                                       443

     Notes payable bearing interest at rates from 5.9% to 10%, payable in monthly installments aggregating $25,493 including interest with various maturity dates
          through December 2001.  The notes are collateralized by vehicles.                                  581
                                                                                                         -------
                                                                                                           4,548

     Less current portion                                                                                 (3,541)
                                                                                                         -------
     Total long-term notes payable                                                                       $ 1,007
                                                                                                         =======

          Maturities of long-term debt over the next five years are as follows:
1999- $3,541,000, 2000 - $542,000, 2001 - $207,000, 2002 - $72,000, 2003 -
$78,000.

     The Revolving line of credit and note payable to a bank contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and other acquisitions. In addition, the Company must maintain minimum leverage and current ratios.

6.   COMMITMENTS AND CONTINGENCIES

          Total rent expense for the years ended December 31, 1998 and 1997, was $66,000 and $67,000, respectively. Rental commitments under noncancelable leases are $94,000 in 1999, $82,000 in 2000, and $56,000 in 2001.

          The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, and is currently, a party to certain legal proceedings arising in the ordinary course of its business.

7.   STOCK OPTION PLANS

          Effective April 22, 1994, the Company established The National Environmental Service Co. 1994 Employee Stock Plan (the "Plan"), the purpose of which is to help the Company retain key employees and to reward them for contributing to the Company's success. On the same date, the Company also established The National Environmental Service Co. Director Stock Option Plan (the "Director Plan"), the purpose of which is to provide an incentive to non-employee Directors of the Company so they may increase their interest in the success of the Company and to encourage them to remain as Directors by providing them an opportunity to obtain or increase their equity interest in the Company. The total amount of common stock authorized and reserved for issuance under the Employee Plan is 638,864 shares. At December 31, 1998, options to purchase 190,000 common shares at $3.00 per share and 65,000 shares at $2.00 per share are outstanding. A total of 131,000 options were exercisable. Under the Director Plan, 150,000 shares of common stock have been reserved for issuance and no options are outstanding as of December 31, 1998.

          SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                           1998           1997
                                        --------------------------
     Net income (loss):
        As reported                      $1,470,000     $782,000
        Pro Forma                         1,405,000      703,000
     Basic EPS:
        As reported                      $0.19          $0.12
        Pro Forma                        $0.18          $0.10
     Diluted EPS:
        As reported                      $0.19          $0.11
        Pro Forma                        $0.18          $0.10

     A summary of the status of the Company's stock options at December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                                                       1998                         1997
                                                             ---------------------------------------------------
                                                                          Wtd. Avg.                  Wtd. Avg.
                                                              Shares      Exer. Price    Shares      Exer. Price
                                                             ---------------------------------------------------
     Outstanding at beginning of year                         238,000    $3.00           238,000    $3.00
     Granted                                                   75,000    $2.00            40,000    $3.00
     Forfeited                                               ( 58,000)   $2.83           (40,000)   $3.00
                                                             -----------------------------------------------
     Outstanding at end of year                               255,000    $2.75           238,000    $3.00
     Exercisable at end of year                               131,000    $2.73            75,200    $3.00
                                                              ==============================================
     Weighted average fair value of options granted                      $1.03                      $2.34
                                                                         =====                      =====

     Weighted average remaining contractual life              6.1 years

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk free interests rates of 5.51% and 6.37%; expected dividend yields of 0%; expected lives of 10 years in 1998 and 1997; and expected volatility of 77% and 107%.

     At December 31, 1998 and 1997, 788,864 and 723,876 shares of common stock were reserved for the exercise of stock awards of which 638,864 and 485,876 shares were available for future grants.

8.   SHAREHOLDERS' EQUITY

          In January 1998, the Company sold 400,000 shares of common stock at $2.00 per share and warrants to purchase 50,000 shares of common stock at $2.00 per share under a private placement arrangement with Peacock, Hislop, Staley & Given, Inc. Gross proceeds totaled $800,000. Net proceeds totaled $712,000.

          The Company secured $1,000,000 from a private placement of one million shares of common stock during the second quarter of 1997. As part of the private placement, the Company granted options to purchase 530,000 shares of common stock at $1.50 per share exercisable at any time prior to April 30, 1999. The Company secured $540,000 when options for 450,000 shares were exercised at $1.20 per share (adjusted from $1.50) on December 8, 1997.

9.   INCOME TAXES

          The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1998, are as follows:

     Deferred tax liability:
             Financial basis in excess of tax basis of fixed assets   $(209)
             Other                                                       12
                                                                      ------
             Net deferred tax liability                               $(197)
                                                                      ======

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                             1998           1997
                                             -----          -----
     Statutory tax rate                      34.0%          34.0%
     State income taxes, net                  2.5%           2.4%
     Other                                    1.3%           1.6%
                                             -----          -----
                                             37.8%          38.0%
                                             =====          =====

10.  RELATED PARTIES

          The Company purchases laboratory analysis services from Lab One. On January 30, 1998, the Company acquired Lab One for $75,000 cash and 225,000 shares of the Company's common stock.

          On February 27, 1998, the Company acquired the office building, warehouse and land on which the Company's corporate offices are located. The purchase price was $600,000.

          Lab One and the real estate were purchased from the Company's principal shareholders (the Chairman and CEO and Executive Vice President) following completion of independent appraisals and the unanimous consent of the Company's outside directors.

          Due to common ownership interests in the Company and acquired businesses, the business combinations have been accounted for in a manner similar to the pooling of interest method. The 1997 financial statements have been restated by decreasing costs and expenses $101,000, decreasing selling, general and administrative expenses $17,000, increasing interest expense by $62,000 and income taxes by $21,000, and increasing net income by $36,000. The assets were recorded by the Company at the cost basis of the principal shareholders. The excess of the purchase price over the recorded cost of the assets acquired of $344,000 is reported as a reduction in shareholders' equity.

11.  NET INCOME PER SHARE

          Basic and diluted EPS for the years ended December 31, 1998 and 1997, were computed as follows:

                                                             1998         1997
                                                            -------     -------
     Basic EPS Computation:
            Net income available to common
                   shareholders                             $ 1,470     $   782
            Weighted average number of common
                   shares outstanding                         7,793       6,711
                                                            -------     -------
     Basic EPS                                              $  0.19     $  0.12
                                                            =======     =======

     Diluted EPS Computation:
            Net income available to common
                   shareholders                             $ 1,470        $    782
            Average number of common shares
                   outstanding                                7,793           6,711
            Incremental number of shares for
                   assumed exercise of options                   12             124
                                                            -------        --------
     Total shares                                             7,805           6,835
                                                            -------        --------
     Diluted EPS                                            $  0.19        $   0.11
                                                            =======        ========

            Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS for 1998. The balance of such options was 230,703 with an exercise price of $3.00 per share and 115,000 with a price of $2.00 per share.

12.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company's business segments have been grouped as follows:

     1998                                            Thousands of Dollars
                                   ------------------------------------------------------------
                                                     Inter-
                                                     Segment           Pre-tax
     Segment                       Sales             Sales             Income            Assets
     -------                       ------------------------------------------------------------
     Fueling Installations         $14,872                             $  964           $ 7,480
     Environmental                   2,617                                487             2,661
     FRS                                             1,874                598               251
     Other                             815             819                316             2,780
                                   ------------------------------------------------------------
                                   $18,304          $2,693             $2,365           $13,172
                                   ============================================================

     1997                                            Thousands of Dollars
                                   ------------------------------------------------------------
                                                     Inter-            Pre-tax
                                                     Segment           Income
     Segment                       Sales             Sales             (Loss)            Assets
     -------                       ------------------------------------------------------------
     Fueling Installations         $12,132                             $ 825            $ 6,129
     Environmental                   1,347                               283              1,212
     FRS                                             1,074               329                353
     Other                           1,267             347              (176)             2,808
                                   ------------------------------------------------------------
                                   $14,746          $1,421            $1,261            $10,502
                                   ============================================================

13.  SUBSEQUENT EVENTS -

          On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

          On January 11, 1999, the Company acquired the assets, subject to certain liabilities assumed, of a group of companies based in Greenville, North Carolina, which provides services to the owners and operators of fueling systems. The purchase price of the assets acquired was $791,000 consisting of $250,000 cash, notes payable, and the award of 40,000 shares of Company stock, and options to purchase 45,000 shares of Company stock.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 19, 1999.

                                        NATIONAL ENVIRONMENTAL SERVICE CO.


                                        By:/s/ Eddy L. Patterson
                                           -------------------------------------
                                              Eddy L. Patterson, Chairman &
                                              Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                              Title                     Date
     ----------                              -----                     ----

/s/ Eddy L. Patterson          Chairman, Chief Executive Officer  March 19, 1999
----------------------------
Eddy L. Patterson              and Director


/s/ James Howell               President                          March 19, 1999
----------------------------
James Howell


/s/ Albert A. McCutchan        Executive Vice President and       March 19, 1999
----------------------------
Albert A. McCutchan            Director


/s/Larry G. Johnson            Secretary, Treasurer and Chief     March 19, 1999
-----------------------------
Larry G. Johnson               Financial Officer


/s/ Robert Watson              Controller (Principal Accounting   March 19, 1999
-----------------------------
Robert Watson                  Officer)


/s/ E. R. Foraker              Director                           March 19, 1999
-------------------------------
E.R. Foraker


/s/ W. F. Simpson              Director                           March 19, 1999
----------------------------
W. F. Simpson


/s/ Dallin Bagley              Director                           March 19, 1999
----------------------------
Dallin Bagley

                                   EXHIBITS


          10.18 Definitive Agreement dated December 16, 1998, containing the terms of the acquisition of certain assets and the assumption of certain liabilities of THH Alpha, Inc., THH Services, LTD., UTTS Services, LTD., UTTS, Inc., and Carolina Drilling Services, Inc.

          10.19 Agreement for Acquisition of certain assets and the assumption of certain liabilities of National Environmental Corporation, dated December 18, 1998.

          21.1     Subsidiaries of National Environmental Service Co.

          27.1     Financial Data Schedule