Form 10QSB
period 1999-03-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-05-13
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    MARCH 31, 1999
                                                 --------------

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                for the transition period................to...............



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999:

                                                          Number of shares
          Title of Class                                    Outstanding
          --------------                                    -----------
     Common Stock, $.01 Par Value                            7,888,643


          Transitional Small Business Issuer Format (Check one): Yes____No__X__

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                                    PART I

                                                            PAGE
FINANCIAL INFORMATION:

Item 1 - Financial Statements

     Consolidated Balance Sheet
          March 31, 1999                                     3

     Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998         4

     Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998         5

     Notes to Consolidated Financial Statements              6

Item 2 - Management's Discussion and Analysis

     Management's Discussion and Analysis of the
          Financial Condition and Results of Operation       8

                                    PART II

OTHER INFORMATION:

     Item 2 - Changes in Securities and Use of Proceeds     11

     Item 6 - Exhibits and Reports on Form 8-K              12

     Signatures                                             12

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                           $   168
     Accounts receivable:
        Trade, net of allowance for doubtful accounts of $169         6,941
     Costs in excess of billings and estimated earnings on
        uncompleted contracts                                         1,956
     Inventories                                                      1,222
     Prepaid Expenses                                                    60
                                                                    -------
     Total current assets                                            10,347
                                                                    -------
Property and equipment, at cost                                       5,002
     Less accumulated depreciation                                   (2,079)
                                                                    -------
     Property and equipment, net                                      2,923
                                                                    -------
Other assets                                                            625
                                                                    -------
Total assets                                                        $13,895
                                                                    =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations                    $ 4,162
     Accounts payable                                                 1,287
     Income tax payable                                                 728
     Accrued liabilities                                                375
                                                                    -------
     Total current liabilities                                        6,552
                                                                    -------
Long-term obligations                                                 1,120
                                                                    -------
Deferred income taxes                                                   198
                                                                    -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
     none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
     issued 7,888,643 shares, including treasury shares                  79
     Additional paid-in capital                                       4,006
     Retained Earnings                                                2,597
    Common stock in Treasury, at cost, 316,991 shares                  (657)
                                                                    -------
     Total shareholders' equity                                       6,025
                                                                    -------
Total liabilities and shareholders' equity                          $13,895
                                                                    =======

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  1999      1998
                                                --------  --------
Revenues                                        $ 6,490   $ 3,688

Costs and Expenses                                3,900     2,781
Selling, general and administrative expenses      1,524       782
                                                --------  --------

Income from operations                            1,066       125

Other income                                         56        21
Interest expense                                   (104)     (108)
                                                --------  --------

Income before provision for income taxes          1,018        38

Provision for income taxes                          387        12
                                                --------  --------

Net Income                                      $   631   $    26
                                                ========  ========

Basic Net Income per share                      $  0.08   $  0.00
                                                ========  ========
Diluted Net Income per share                    $  0.08   $  0.00
                                                ========  ========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (In thousands)
                                  (Unaudited)

                                                                1999      1998
                                                              --------  --------
Operating activities
     Net Income                                               $   631   $    26
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 122       110
     Change in:
          Accounts receivable                                   1,967      (794)
          Costs and estimated earnings in excess of
          billings on uncompleted contracts                    (1,431)     (319)
          Inventories                                            (145)     (251)
          Prepaid and other expenses                              (32)      (45)
          Accounts payable                                       (430)       75
          Accrued liabilities                                     147        38
          Income tax payable                                     (183)       12
                                                              --------  --------
Net cash provided by (used in) operating activities               646    (1,021)
                                                              --------  --------

Investing activities
    Business acquisitions                                        (250)        -
    Purchases of property, plant and equipment                   (542)      (52)
                                                              --------  --------
Net cash used in investing activities                            (792)      (52)
                                                              --------  --------

Financing activities:
     Proceeds from notes payable and long-term obligations      2,407       500
     Principal payments on notes and long term obligations     (1,764)     (204)
     Purchase of treasury stock                                  (481)        -
     Proceeds from common stock                                     -       719
                                                              --------  --------
     Net cash provided by financing activities                    162     1,015
                                                              --------  --------

Increase (decrease) in cash                                        16       (58)

Cash, beginning of period                                         152        93
                                                              --------  --------

Cash, end of period                                           $   168   $    35
                                                              ========  ========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  EARNINGS PER SHARE

     Basic and diluted EPS for the three months ended March 31, 1999 and 1998, were computed as follows:

                                               Three Months Ended March 31
                                            -----------------------------------
                                              1999                   1998
                                            -----------------------------------
Basic EPS Computation:
     Net income                             $       631              $       26
                                            ===================================

     Weighted average shares outstanding      7,838,793               6,917,540
                                            ===================================

Basic EPS                                   $       .08              $      .00
                                            ===================================

Diluted EPS Computation:
     Net income                             $       631              $       26
                                            ===================================

                                                            Three Months Ended March 31
                                                           -----------------------------
                                                               1999              1998
                                                           -----------------------------
          Weighted average shares outstanding                7,838,793         6,986,913
          Incremental shares for assumed exercise
          of securities:
           Warrants                                              6,553             1,926
           Options                                              33,582            29,947
                                                           -----------------------------
                                                             7,878,928         6,986,913
                                                           =============================

Diluted EPS                                                 $      .08        $      .00
                                                           =============================

The 190,000 shares of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

          1999                                          Thousands of Dollars
                                           -----------------------------------------------
                                                        Inter-
                                                        Segment       Pre-tax
          Segment                           Sales       Sales         Income       Assets
          -------                          -----------------------------------------------
          Fueling Installations            $ 4,988                    $    666     $ 7,782
          Environmental                      1,210                         241       3,038
          FRS                                              333              86         264
          Other                                292         106              25       2,811
                                           -----------------------------------------------
                                           $ 6,490     $   439        $  1,018     $13,895
                                           ===============================================

          1998                                         Thousands of Dollars
                                           -----------------------------------------------
                                                        Inter-tax     Pre-tax
                                                         Segment      Income
          Segment                          Sales          Sales        (Loss)      Assets
          -------                          -----------------------------------------------
          Fueling Installations            $ 3,282                    $   (50)     $ 7,071
          Environmental                        231                        (60)       1,104
          FRS                                               176           117          279
          Other                                175          138            31        3,213
                                           -----------------------------------------------
                                           $ 3,688      $   314       $    38      $11,667
                                           ===============================================

4.  1999 ACQUISITIONS

On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 cash and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.

     Revenue for the three months ended March 31, 1999 increased 75% compared to the same period in 1998 ($6,490,000 compared to $3,688,000). The increase is due to Increases in all revenue categories. Cathodic protection revenues increased to $1,822,000 in the first quarter of 1999 compared to $1,087,000 for the same quarter in 1998, an increase of 68% . The regulatory deadlines for upgrading fueling systems with cathodic protection occurred at the end of the fourth quarter. However, due to the significant amount of non-compliance by owners and operators of underground storage tanks, cathodic protection revenues to complete pending upgrades continued to be strong through most of the first quarter of 1999. Fueling systems installation and repair revenues increased 31% in the first quarter of 1999 compared to the same quarter in 1998 ($2,899,000 compared to $2,209,000). The growth resulted from a significant increase in the number of fueling system installations that began occurring in the second half of 1998 and that has continued through the first quarter of 1999. Remediation revenues increased from $100,000 during the first quarter of 1998 compared to $741,000 for the first quarter in 1999. The increase of $641,000 was a combination of (i) a decline in the first quarter of 1998 due to the completion of several remediation projects active in 1997 and completed prior to the first quarter of 1998, and (ii) a significant increase in remediation projects added by the South Carolina division office that was added in the last half of 1998. Site assessments and reports revenues increased $616,000 in the first quarter of 1999 compared to the same quarter in 1998 ($747,000 compared to $131,000). The increase in site assessments and reports occurred for the same reasons given for the increase in remediation revenues.

     Cost and expenses increased 40% ($3,900,000 for the first three months of 1999 compared to $2,781,000 for the first three months of 1998). Although a significant increase, this was much less than the 75% increase in sales experienced by the Company. Direct labor increased 47% to $889,000 in the first quarter of 1999 compared to $605,000 for the first quarter of 1998. The increase was due to the amount of increased work performed by the Company. Costs of supplies and materials increased $966,0000 for the first quarter of 1999 compared to the same quarter in 1998 ($1,636,000 compared to $670,000). The increase in supplies and materials resulted from an increase in the number of fueling systems installations started during the last half of 1998 and continuing into the first quarter of 1999. Revenues for the first quarter of 1998 was particularly low due to the non-receipt of permits by project owners to begin construction of the planned facilities. These projects were started in the second half of 1998 and continued through the first quarter of 1999. Subcontractor expense was $620,000 for the first quarter of 1999 compared to $1,206,000 in the first quarter of 1998. The significant decrease in the use of subcontractors occurred due to the type of projects constructed in the first quarter of 1998 as compared to the same quarter of 1999. In the first quarter of 1998, several design and build installations of fueling facilities and other types of projects required larger than normal commitments of personnel and resources to meet certain deadlines. These deadlines were successfully met but required much greater use of subcontractors than prior quarters. Four categories of expense increased significantly due to the increased volume of work performed in the first quarter of 1999 compared to the same quarter in 1998. These categories were equipment rental ($81,000 in the first quarter of 1999 compared to $45,000 in the first quarter of 1998), meals and entertainment on job ($50,000 in the first quarter of 1999 compared to $26,000 in the first quarter of 1998), lodging on job ($72,000 in the first quarter of 1999 compared to $13,000 in the first quarter of 1998), and travel expense ($34,000 in the first quarter of 1999 compared to $13,000 in the same quarter in 1998). Three categories of expense increased significantly due to the acquisition and establishment of other companies in the last half of 1998 and the first quarter of 1999. These new offices resulted in the addition of significant amounts of tools, vehicles, and equipment. These categories were vehicle expense except depreciation ($77,000 in the first quarter of 1999 compared to $24,000 for the first quarter of 1998), small tools and equipment ($52,000 in the first quarter of 1999 compared to $6,000 in the first quarter of 1998), and certification fees ($22,000 in the first quarter of 1999 compared to $1,000 in the first quarter of 1998).

     Selling, general and administrative expenses increased $742,000 for first quarter of 1999 as compared to the first quarter of 1998 ($1,524,000 compared to $782,000). During the first quarter of 1999 there were six division offices that did not exist during the first quarter of 1998. This increase in offices and personnel accounted for the 91% increase in selling, general and administrative expenses. Officers, management and administrative salaries increased 70% for the first quarter of 1999 compared with the same quarter in 1998 ($690,000 compared to $405,000). Of this 70% increase, 62% is attributed to the addition of new personnel at the six offices. The remaining 8% of the 70% increase is attributable to salary increases and addition of management and administrative personnel at the existing offices. Other categories with significant increases in expense related to the addition of new division officers were telephone expense ($69,000 for the first quarter of 1999 compared to $37,000 for the same quarter in 1998), office supplies and postage ($76,000 for the first quarter of 1999 compared to $24,000 for the first quarter of
1998), and indirect travel ($51,000 for the first quarter of 1999 compared to $3,000 for the first quarter of 1998). Bad debt expense increased $42,000 during the first quarter of 1999 compared to the same quarter in 1998 ($96,000 compared to $54,000). This increase was related to the increased volume of sales and accounts receivable. Professional fees including legal and accounting increased $68,000 during the first quarter of 1999 compared to the same period in 1998 ($79,000 compared to $11,000). Significant legal and accounting fees were incurred due to the acquisition of two companies in the first quarter of 1999. Additionally, the company was pursuing collection efforts on several accounts receivable.

     Interest expense decreased 3% in the first quarter of 1999 compared to the same quarter in 1998 ($105,000 compared to $108,000) due to lower interest rates charged the Company. Discounts earned increased $37,000 for the first quarter of 1999 compared to $20,000 for the same quarter in 1998. The Company's increased line of credit allowed the Company to take discounts for early payment of vendor invoices.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

     On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 cash and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

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

     Early in the first quarter the Company repurchased 6,000 shares of its common stock. On March 25, 1999, the Company repurchased a total of 228,000 shares of its common stock. The amount of the purchases totaled $481,000.

     The Company continued to make periodic debt repayments during this period.

YEAR 2000

     The Year 2000 issue represents a potentially serious information systems problem because many software applications and operation systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in October of 1998. The Company has completed the process of testing its computer hardware and software for Year 2000 compliance and expects to substantially complete its compliance requirements by the end of the second quarter of 1999. The Company is also in the process of surveying its vendors and service suppliers.

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

                                    PART II

                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On January 11, 1999, the Company issued a total of 40,000 shares of its common stock and options to purchase 45,000 shares of its common stock as part of the consideration for its purchase of certain assets and operations located in North Carolina from a group of companies based in Greenville, North Carolina, that provides services to the owners and operators of fueling systems. The purchase price of the assets acquired was $791,000 consisting of $250,000 cash, notes payable totaling $419,000, options to purchase 45,000 shares of Company stock valued at $57,000, and the 40,000 shares of common stock of the Company valued at $65,000. The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering. The sellers of the assets are three sophisticated individuals, capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. Such sellers had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares and the options were acquired for investment purposes and not with a view to the distribution thereof. The certificates evidencing the shares contained an appropriate legend indicating the restrictive nature of the shares.

     Early in the first quarter the Company repurchased 6,000 shares of its common stock. On March 25, 1999, the Company repurchased a total of 228,000 shares of its common stock. The amount of the purchases totaled $481,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         (b) Reports on Form 8-K:

                 None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL ENVIRONMENTAL SERVICE CO.

Date: May 11, 1999
                                     BY /s/ Larry G. Johnson
                                       ------------------------------------
                                       LARRY G. JOHNSON, Vice President &
                                       Secretary-Treasurer & Chief Financial
                                       Officer (Authorized Officer and Principal
                                       Financial Officer)