Form 10QSB
period 1999-06-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-08-12
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-QSB

(Mark One)

     [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      June 30, 1999
                                                   -------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
          for the transition period....................to...................



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1999:

                                                     Number of shares
                                                     ----------------
          Title of Class                               Outstanding
          --------------                               -----------
     Common Stock, $.01 Par Value                        7,621,652


     Transitional Small Business Issuer Format (Check one): Yes____No__X__

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS

                                                               Page

                         Part I - Financial Information

Financial Information:

     Item 1.  Financial Statements

          Consolidated Balance Sheet
               June 30, 1999                                             3

          Consolidated Statements of Income
               Three Months Ended June 30, 1999 and 1998                 4

          Consolidated Statements of Income
               Six Months Ended June 30, 1999 and 1998                   5

          Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1999 and 1998                   6

          Notes to Consolidated Financial Statements                     7

     Item 2.

          Management's Discussion and Analysis of the
               Financial Condition and Results of Operation              9

                                    Part II

Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders         16

     Item 6.  Exhibits and Reports on Form 8-K                           16

     Signatures                                                          17

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1999
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS

Current assets:
     Cash                                                                    $   201
     Accounts Receivable and Costs in Excess of Billings                      10,985
     Materials and Supplies                                                    2,271
     Prepaid Expenses                                                            106
                                                                             -------
     Total current assets                                                     13,563
                                                                             -------
Property and equipment, at cost                                                5,528
     Less accumulated depreciation                                            (2,216)
                                                                             -------
     Property and equipment, net                                               3,312
                                                                             -------
Other assets                                                                   1,890
                                                                             -------
Total assets                                                                 $18,765
                                                                             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                            $ 1,578
     Accounts payable                                                          3,186
     Accrued liabilities                                                         376
                                                                             -------
     Total current liabilities                                                 5,140
                                                                             -------

Long-term obligations                                                          7,027
Deferred income taxes                                                            198
                                                                             -------
Total Liabilities                                                             12,365
                                                                             -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
     none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
     issued 7,888,643 shares, including treasury
     shares                                                                       79
     Additional paid-in capital                                                3,912
     Retained Earnings                                                         2,897
     Common stock in Treasury, at cost, 266,991 shares                          (488)
                                                                             -------
     Total shareholders' equity                                                6,400
                                                                             -------
Total liabilities and shareholders' equity                                   $18,765
                                                                             =======
The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                   1999     1998
                                                  -------  -------

Revenues                                           $5,992   $2,944
  Costs and Expenses                                4,054    1,872
  Selling, general and administrative expenses      1,401      913
                                                   ------   ------

Income from operations                                537      159

  Other income                                         79        2
  Interest expense                                    135       90
                                                   ------   ------

Income before provision for income taxes              481       71

  Provision for income taxes                          183       27
                                                   ------   ------

Net Income                                         $  298   $   44
                                                   ======   ======

Basic Net Income per share                         $ 0.04   $ 0.01
                                                   ======   ======
Diluted Net Income per share                       $ 0.04   $ 0.01
                                                   ======   ======

The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   1999     1998
                                                  -------  -------

Revenues                                          $12,482   $6,632

  Cost and expenses                                 7,954    4,653
  Selling, general and administrative expenses      2,926    1,696
                                                  -------   ------

Income from operations                              1,602      283

  Other Income                                        127       23
  Interest Expense                                    240      197
                                                  -------   ------

Income before provision for income taxes            1,499      109

  Provision for taxes on income                       570       39
                                                  -------   ------

Net Income                                        $   929   $   70
                                                  -------   ------

Basic Net Income per share                        $  0.12   $ 0.01
                                                  =======   ======
Diluted Net Income per share                      $  0.12   $ 0.01
                                                  =======   ======


The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)
                                  (Unaudited)

                                                                1999      1998
                                                              --------  --------
Operating activities
     Net Income                                               $   929   $    70
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 260       217
     Change in:
          Accounts receivable                                    (699)       (6)
          Materials and supplies                                 (317)     (187)
          Prepaid expenses                                        (64)       38
          Accounts payable                                        809      (387)
          Accrued liabilities                                    (334)     (323)
                                                              -------   -------

Net cash provided by (used in) operating activities               584      (578)
                                                              -------   -------

Investing activities
     Business Acquisitions                                     (3,114)        -
     Purchases of property, plant and equipment                  (830)     (141)
     Other                                                       (152)       16
                                                              -------   -------
Net cash provided by (used in) investing activities            (4,096)     (125)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations      7,032     2,430
     Principal payments on notes and long term obligations     (3,065)   (2,421)
     Proceeds from sale (purchase) of treasury stock             (406)      712
                                                              -------   -------
Net cash provided by financing activities                       3,561       721
                                                              -------   -------

Increase in cash                                                   49        18

Cash, beginning of period                                         152        93
                                                              -------   -------

Cash, end of period                                           $   201   $   111
                                                              =======   =======

The accompanying notes are an integral part of the financial statements.

                       NATIONAL ENVIRONMENTAL SERVICE CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998. Cash flows are shown, as permitted, for only the six months ended June 30, 1999 and 1998.

2.  EARNINGS PER SHARE

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

     Basic and diluted EPS for the six months ended June 30, 1999 and 1998, were computed as follows:

                                                       Six Months Ended June 30
                                                       ------------------------
                                                            1999        1998
                                                       -----------  -----------
Basic EPS Computation:
     Net income                                         $      929  $       70
                                                        ==========  ==========

     Weighted average shares outstanding                 7,805,120   7,270,764
                                                        ==========  ==========

Basic EPS                                               $      .12  $      .01
                                                        ==========  ==========


Diluted EPS Computation:

  Net income                                            $      929    $       70
                                                        ==========    ==========

  Weighted average shares outstanding                    7,805,120     7,270,764

  Incremental shares for assumed exercise
  of securities:
   Warrants                                                  6,584         3,367
   Options                                                  37,631        26,455
                                                        ----------    ----------

                                                         7,849,335     7,300,586
                                                        ==========    ==========
Diluted EPS                                                   $.12          $.01
                                                        ==========    ==========

The 230,703 shares in 1999 and the 212,000 shares in 1998 of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:


  1999                                                   Thousands of Dollars
                                             --------------------------------------------
                                                         Inter-
                                                         Segment      Pre-tax
  Segment                                    Sales       Sales        Income       Assets
  -------                                    ----------  ----------   ----------  -------
  Fueling Installations                      $    9,495               $    1,085  $ 9,868
  Environmental                                   2,485                      287    5,249
  FRS                                                           427           51    1,404
  Other                                             502         267           78    2,244
                                             ----------  ----------   ----------  -------
                                                $12,482  $      694   $    1,499  $18,765
                                             ==========  ==========   ==========  =======
  1998                                                   Thousands of Dollars
                                             --------------------------------------------
                                                         Inter-       Pre-tax
                                                         Segment      Income
  Segment                                    Sales       Sales        (Loss)       Assets
  -------                                    ----------  ----------   ----------  -------
  Fueling Installations                      $    5,711               $     (189) $ 6,194
  Environmental                                     550                      (35)   1,129
  FRS                                                           303          235      337
  Other                                             371         303           98    2,923
                                             ----------  ----------   ----------  -------
                                             $    6,632  $      666   $      109  $10,583
                                             ==========  ==========   ==========  =======

4.  1999 ACQUISITIONS

On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 cash and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

     On January 11, 1999, the Company acquired the assets, subject to certain liabilities assumed, of a group of companies based in Greenville, North Carolina, which provides services to the owners and operators of fueling systems. The purchase price of the assets acquired was $791,000 consisting of $250,000 cash, notes payable in the aggregate principal amount of $419,000, and the issuance of 40,000 shares of Company stock, and options to purchase 45,000 shares of Company stock.

     On April 30, 1999, the Company acquired the assets of a division of Arizona Instrument Corporation, Phoenix, Arizona, for cash in the amount of $1,061,531. The assets included all inventory, related patents, trademarks, test equipment, computer software, computers, contracts, and such other assets related to the manufacture and marketing of the Soil Sentry and Encompass Systems. The acquired business is a provider of tank monitoring equipment and service to the owners and operators of fueling systems as well as other businesses.

     On May 11, 1999, the company acquired the assets, subject to certain liabilities assumed, of TET Environmental Services, Inc., Columbia, South Carolina, for cash in the amount of $2,200,000. The acquired business is a provider of environmental and related services to the owners and operators of fueling systems as well as other businesses.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

Comparison of Results of Operations for the Three months Ended June 30, 1999 and June 30, 1998.

     Revenue for the three months ended June 30, 1999 increased 104% compared to the corresponding period of 1998 ($5,992,000 compared to $2,944,000). The increase in 1999 in comparison to the same quarter in 1998 occurred in all but one revenue category. Increases in the site assessments and reports category (the environmental segment) totaled $1,691,000 or 782% ($1,908,000 in the second quarter of 1999 compared to $216,000 in the same quarter of 1998). Remediation revenues (the environmental segment) increased 592% ($712,000 in the second quarter of 1999 compared to $103,000 for the corresponding three month period of
1998). The increase in site assessments and reports and remendation resulted from additional work performed in South Carolina and other new division offices added since the second quarter of 1998. The 27% cathodic protection revenue (fueling systems installation segment) decrease is the result of shipments of cathodic protection equipment to distributors and completion of most cathodic protection installations prior to the December 1998 compliance deadline. Cathodic protection revenues were $716,000 in the second quarter of 1999 compared to $980,000 for the same period in 1998. The fueling systems installation and repair (fueling systems installation segment) revenues increased $582,000 in the second quarter of 1999 as compared to the corresponding period for 1998 ($2,003,000 compared to $1,421,000). The 41% increase resulted primarily from the addition of division offices in Florida, South Carolina, North Carolina, West Virginia, and Pittsburgh. Additionally, NESCO experienced lower than expected revenues during the second quarter of 1998 because of delays in the start of projects previously awarded to the Company due to delays in the receipt of required permits by the project owners. Fueling systems service and parts sales (the other segment) increased $213,000 during the second quarter of 1999 compared to the same quarter in 1998 ($419,000 compared to $206,000). The Dallas parts and service operation accounted for most of the increase as it continues to become established and increase its share of service work and parts sales in the Dallas market since its beginning in the spring of 1997. Tank monitoring (fueling systems installation segment) has been added as a new category of service by NESCO since the purchase of certain assets from Arizona Instrument Corporation on April 30, 1999. Revenues for the quarter were $96,000. There were no revenues for this category for the corresponding period in 1998.

     The 117% increase in the cost of sales for the second quarter of 1999 compared to the second quarter of 1998 was substantially attributable to the 104% increase in revenues for the same period. The slight increase in cost of sales relative to the increase in revenues was attributable to expected transition costs and loss of efficiencies in the establishment of a new office (Tempe, Arizona) and the acquisition of assets and employees of another company (TET Environmental Services, Inc.). Second quarter cost of sales was $4,054,000 compared to $1,872,000 for the corresponding period in 1998. Direct labor increased $532,000 or 116% ($991,000 in the second quarter of 1999 compared to $459,000 for the same quarter in 1998). Staffing at the new division offices accounted for the increase. Supplies and materials increased 236% ($1,515,000 compared to $451,000). The increase resulted from the type of jobs performed that required the use of a greater amount of materials and supplies. Three other areas in cost of sales were significantly increased due to the establishment of the six division offices since the second quarter of 1998: equipment rental expense increased $43,000 or 89% ($91,000 compared to $48,000); depreciation expense increased $25,000 or 30% ($111,000 compared to $86,000); and lodging on the job increased $37,000 or 115% ($69,000 compared to $32,000).

     Selling, general and administrative expenses increased 53% in the second quarter as compared to the second quarter of 1998 ($1,401,000 compared to $913,000). The increase was substantially attributable to the addition of administrative staff and related expenses for the six division offices added since the second quarter of 1998 as described above. Salaries increased

$223,000 or 53% the second quarter of 1999 compared to the second quarter of 1998 ($646,0000 compared to $423,000). Although a substantial part of the increase resulted from added personnel at the new division offices, a portion was attributable to normal salary increases. Other areas of increased general and administrative expenses were attributable to the addition of six division offices: employee insurance expense increased $31,000 or 100% during the second quarter of 1999 compared to the same quarter in 1998 ($62,000 compared to $31,000); telephone expense increased $25,000 or 52% for the second quarter of 1999 compared to the same quarter in 1998 ($73,000 compared to $48,000); general insurance increased 33% or $20,000 ($81,000 compared to $61,000) and most of this increase was for workers compensation insurance premiums; and contract labor in the area of general and administrative expense increased $37,000 from $12,000 for the second quarter of 1998 to $49,000 in the second quarter of 1999. Office rent increased $49,000 in the second quarter of 1999 compared to the second quarter of 1998 due to the additional division offices established. Consulting services expense related to investor relations increased to $20,000 in the second quarter of 1999 compared to $2,000 in the same quarter of 1998. The increase resulted from a contract with a firm to provide investor relations services to the Company. Professional fees increased to $69,000 in the second quarter of 1999 compared to $29,000 in the same quarter of 1998. The 138% increase resulted from legal expense incurred for collection of certain accounts.

     Interest expense increased 51% for the second quarter of 1999 compared to the same quarter in 1998 due to greater amounts of borrowed money ($135,000 compared to $90,000). A larger loan balance outstanding on the Company's revolving line of credit and additional term loans for the acquisition of equipment accounted for the increase. However, the increase was somewhat offset by more favorable rates received by the Company in the second quarter of 1999 as compared to the second quarter of 1998. Discounts earned increased $61,000 ($62,000 compared to $1,000) due to quicker payment of invoices from vendors and suppliers.

Comparison of Results of Operations for the Six months Ended June 30, 1999 and June 30, 1998.

     Revenue for the six months ended June 30, 1999 increased 88% compared to the corresponding period of 1998 ($12,482,000 compared to $6,632,000). The increase in revenues for the first six months of 1999 compared to the corresponding period in 1998 was due to increases in all revenue categories. Site assessments and reports (environmental segment) increased $2,307,000 or 664% in the first six months of 1999 compared to the first six months of 1998 ($2,654,000 compared to $347,000). Remediation (environmental segment) revenues increased $1,250,000 or 616% in the first six months of 1999 compared to the same period in 1998 ($1,453,000 compared to $203,000). During the first six months of 1998, several of the state indemnity funds that pay for site remediation work had initiated a risked-based determination as to which contaminated sites will be allowed into a state funded remediation program.
This program resulted in fewer remediation projects and a corresponding decline in revenues for remediation and site assessments and reports. This decline in 1998 coupled with the addition of the South Carolina division office with significant concentrations of environmental work accounted for the large increase in and site assessment and reports and remediation revenues. Cathodic protection (fueling systems installation segment) revenues increased $471,000 during the first six months of 1999 compared to the same period in 1998 ($2,538,000 compared to $2,067,000). The cathodic protection revenue increase of 23% reflects the continued shipment and installation of cathodic protection systems in the first quarter of 1999. The deadline for system upgrade including cathodic protection was December 1998. However, due to the large numbers of fueling facilities not in compliance, strong demand was present throughout the first quarter of 1999. Fueling systems installation and repair (fueling systems installation segment) revenues increased 35% or $1,273,000 for the first six months of 1999 compared to the same period in 1998 ($4,902,000 compared to $3,629,000). Although there was some revenue growth during the first six months of 1999 in the divisions that existed during the first six months of 1998, the greatest portion of the increase was attributable to the addition of six division offices subsequent to the end of the first six months of 1998. Fueling systems service and parts sales (the other segment) increased $317,000 during the first six months of 1999 compared to the same period in 1998 ($701,000 compared to $384,000). The Dallas parts and service operation accounted for most of the increase as it continued to become established and increase its share of service work and parts sales in the Dallas market since its beginning in the spring of 1997. Tank monitoring (fueling systems installation segment) was a new revenue category in the second quarter of 1999 as discussed above.

     Cost of sales increased $3,301,000 to $7,954,000 for the first six months of 1999 compared to $4,653,000 for the first six months of 1998. The cost of sales increase of 71% was favorable for the first six months of 1999 compared to the 88% increase in revenues. Direct labor increased 77% or $817,000 during the first six months of 1999 compared to the same period in 1998 ($1,880,000 compared to $1,063,000). Staffing at new division offices accounted for most of the increase. Supplies and materials increased 181% or $2,030,000 ($3,151,000 for the first quarter of 1999 compared to $1,121,000). Lab services increased $295,000 in the first quarter of 1999 compared to the first quarter of 1998 due to the new South Carolina division which conducts a heavy volume of environmental work. Several items of expense increased in the first six months of 1999 compared to the same period in 1998 as a result of the increased volume of sales: equipment rental increased 105% or $88,000 ($172,000 compared to $84,000); vehicle expense except depreciation increased 96% or $79,000 ($162,000 compared to $83,000); small tools and equipment increased 332% or $50,000 ($65,000 compared to $15,000); meals and entertainment on the job increased 106% or $48,000 ($93,000 compared to $45,000); lodging on the job increased 215% or $97,000 ($142,000 compared to $45,000 ), and travel expense increased 181% or $43,000 ($67,000 compared to $24,000).

     Selling, general and administrative expense increased 73% for the six months ended June 30, 1999 compared to the same period in 1998 ($2,926,000 compared to $1,696,000). Officer, management, and clerical salaries increased 62% or $509,000 for the first six months of 1999 compared to the same period in 1998 ($1,336,000 compared to $827,000). As with increases in a number of other expense categories during the first six months of 1999, the salary increase was substantially the result of the addition of six division offices and personnel necessary to staff the offices. Office supplies and postage increased $63,000 or 82% ($140,000 compared to $77,000). Office rent increased $54,000 ($74,000 compared to $20,000).
However, the office rent for the first six months of 1998 was unusually low due to an accounting adjustment as the result of an acquisition of the corporate home office facilities from an affiliated party at the end of January 1998. Telephone expense increased $57,000 or 68% during the first six months of 1999 compared to the same period in 1998 ($142,000 compared to $85,000) due to the significant additions of cellular telephones and other communication equipment and the addition of six division offices. Consulting services increased $31,000 or 362% in the first six months of 1999 compared to the same period in 1998 ($39,000 compared to $8,000) as a result of a contract with a firm to provide investor relations services to the Company. Professional fees increased$108,000 in the first six months of 1999 compared to the same period in 1998 ($148,000 compared to $40,000) as a result of legal expense incurred for collection of certain accounts. Bad debt expense increased $70,000 in the first six months of 1999 compared to the same period in 1998 ($143,000 compared to $73,000) due to the recognition or writeoff of certain doubtful accounts and increases in the reserve for bad debts due to an increase in sales and accounts receivable. General insurance expense increased 37% or $42,000 ($155,000 in the first six months of 1999 compared to $113,000 for the same period in 1998) due primarily to the increased number of employees and corresponding increase in workers compensation insurance premiums paid. Likewise, employee insurance premiums increased 77% or $42,000 ($97,000 compared to $55,000) due to increased numbers of employees. Indirect travel expense increased 256% or $60,000 ($83,000 compared to $23,000) in the first six months of 1999 compared to the same period in 1998.

     Interest expense increased 22% or $43,000 for the first six months of 1999 compared to the corresponding period in 1998 ($240,000 compared to $197,000). The additional expense resulted from larger loan balances (revolving line of credit and additional term loans for equipment purchases) outstanding during the first six months of 1999 compared with the same period in 1998. The interest expense resulting from the larger loan balances outstanding was partially offset by lower interest rates obtained by the Company on its line of credit and on equipment loans. Discounts taken increased $99,000 during the first six months of 1999 compared to the same period in 1998 ($120,000 compared to $21,000) due to due to quicker payment of invoices from vendors and suppliers offering such discounts.

Changes in Capital Resources and Liquidity

     On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 cash and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

     On January 11, 1999, the Company acquired the assets, subject to certain liabilities assumed, of a group of companies based in Greenville, North Carolina, which provides services to the owners and operators of fueling systems. The purchase price of the assets acquired was

$791,000 consisting of $250,000 cash, notes payable in the aggregate amount of $419,000, and the award of 40,000 shares of Company stock, and options to purchase 45,000 shares of Company stock.

     Early in the first quarter the Company repurchased 6,000 shares of its common stock. On March 25, 1999, the Company repurchased a total of 228,000 shares of its common stock. The amount of the purchases totaled $481,000.

     Options for the purchase of 50,000 shares of the Company's common stock were exercised on April 15, 1999. The amount received by the Company upon exercise totaled $75,000.

     The Company renewed its revolving line of credit loan with Bank of Oklahoma on April 30, 1999. The loan has a maturity date of April 30, 2002. The interest rate is National Prime and represents a reduction from National Prime plus .75% on the previous loan. The revolving line of credit was increased to $7,000,000 from the previous limit of $4,500,000.

     The Company obtained a $4,000,000 term loan with the Bank of Oklahoma. The term loan provided funds for the acquisition of the assets of TET Environmental Services, Inc., acquisition of the South Carolina office building and property occupied by TET, acquisition of the Soil Sentry and Encompass Systems from Arizona Instrument Corporation, to refinance the loan on the Company's San Antonio office building, and to provide additional funds for future needs. The loan maturity is April 30, 2004. The loan has an interest rate at National Prime with a monthly payment of $81,585.

     The Company continued to make periodic debt repayments during this period.

Year 2000

     The Year 2000 issue represents a potentially serious information systems problem because many software applications and operation systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers and other systems relying on date sensitive computer chips to either shut down or provide incorrect data or information. In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in October of 1998. The Company has completed the process of testing its computer hardware and software for Year 2000 compliance and was substantially in compliance by the end of the second quarter of 1999. The Company has surveyed its non-information technology systems for compliance with Year 2000 requirements. This area involves communication equipment (telephones, fax machines, printers), security equipment (alarm systems), heat and air systems, copiers, laboratory equipment, and similar systems. The Company surveyed its vendors and service suppliers. Division managers are reviewing and will submit compliance certification forms to corporate headquarters during the third quarter. The certifications require that each manager certify compliance with Year 2000 requirements, note any exceptions, and develop plans and a timetable for eliminating the exceptions. The certifications cover areas of computer hardware, software systems, support equipment (copiers, fax machines, telephone system, security systems, HVAC systems, and other systems that involve date sensitive computer chips, banking relationships, equipment and replacement part suppliers, inventory suppliers, and other suppliers of services. The certifications must detail any exceptions to the division's compliance with Year 2000 compliance issues and provide efforts to complete any remaining compliance efforts including a timetable for completion. Contingency plans are being developed and will be established on or before the end of October, 1999.

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

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held at 12331 East 60th Street, Tulsa, Oklahoma on May 20, 1999. At the meeting the following directors were elected for one year terms:

                                                               Abstain/Broker
                                        For         Withheld     Non-Votes
                                    ----------      ---------  --------------
             Eddy L. Patterson      5,401,882           1,713
             Albert A. McCutchan    5,401,882           1,713
             E. R. Foraker          5,400,771           2,824
             Dallin Bagley          5,401,882           1,713

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 1998:

     For 5,401,611       Against   -0-        Abstain/Broker Non-votes 1,984

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

        10.20 Copy of Amendment Three to Revolving Credit and Term Loan Agreement dated as of April 30, 1999 and Promissory Note between the Company and Bank of Oklahoma, N.A.

        10.21 Copy of Asset Purchase Agreement dated May 3, 1999, by and between National Environmental Service Co. and TET Environmental Services, Inc. (incorporated by reference to Registrant's Form 8-K dated May 18, 1999)

        10.22 Copy of Asset Purchase Agreement dated April 30, 1999, by and between National Environmental Service Co. and Arizona Instrument Corporation.

         27.1     Financial Data Schedule

     (b) Reports on Form 8-K:

          A report on Form 8-K dated May 18, 1999, as amended by Form 8-K/A No. 1 dated July 20, 1999, was filed by the Registrant in connection with its acquisition of TET Environmental Services, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL ENVIRONMENTAL SERVICE CO.

Date: August 10, 1999            /s/ EDDY L. PATTERSON
                                 ---------------------------------------------
                                 EDDY L. PATTERSON, Chairman

Date: August 10, 1999            LARRY G. JOHNSON
                                 ---------------------------------------------
                                 LARRY G. JOHNSON, Vice President & Secretary-
                                                   Treasurer & Chief Financial
                                                   Officer

                                 EXHIBIT INDEX

        10.20 Copy of Amendment Three to Revolving Credit and Term Loan Agreement dated as of April 30, 1999 and Promissory Note between the Company and Bank of Oklahoma, N.A.

        10.22 Copy of Asset Purchase Agreement dated April 30, 1999, by and between National Environmental Service Co. and Arizona Instrument Corporation.

         27.1     Financial Data Schedule