Form 10QSB/A
period 1999-06-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-08-24
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549

                               Form 10-QSB/A - 1

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 1999
                                                  -------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
               for the transition period...........to..................


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


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X    No_____.
                                                      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1999:

                                                Number of shares
              Title of Class                      Outstanding
              --------------                      -----------
         Common Stock, $.01 Par Value              7,621,652


      Transitional Small Business Issuer Format (Check one): Yes___  No  X
                                                                        ----

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS


                        Part I - Financial Information


Financial Information:

      Item 1. Financial Statements                                  Page

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

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1999
                                (In Thousands)
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash                                                      $   201
   Accounts Receivable and costs in Excess of Billings        10,985
   Materials and Supplies                                      2,271
   Prepaid Expenses                                              106
                                                          ----------
   Total current assets                                       13,563
                                                          ----------
Property and equipment, at cost                                5,528
   Less accumulated depreciation                              (2,216
                                                          ----------
   Property and equipment, net                                (3,312
                                                          ----------
Other assets                                                   1,890
                                                          ----------
Total assets                                                 $18,765
                                                          ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long term obligations
   and revolving line of credit                              $ 1,578
   Accounts payable                                            3,186
   Accrued liabilities                                           376
                                                          ----------
   Total current liabilities                                   5,140
                                                          ----------

Long-term obligations                                          7,027
Deferred income taxes                                            198
                                                          ----------
Total Liabilities                                             12,365
                                                          ----------

Shareholders' equity:
   Preferred stock: 1,000,000 shares authorized;
       none issued
   Common stock, par value $.01; authorized 20,000,000
     shares;
       issued 7,888,643 shares, including treasury
       shares                                                     79
   Additional paid-in capital                                  3,912
   Retained Earnings                                           2,897
   Common stock in Treasury, at cost, 266,991 shares            (488)
                                                          ----------
   Total shareholders' equity                                  6,400
                                                          ----------
Total liabilities and shareholders' equity                   $18,765
                                                          ==========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  1999       1998
                                                 -------   -------

Revenues                                         $ 5,992   $ 2,944

 Costs and Expenses                                4,054     1,872
 Selling, general and administrative expenses      1,401       913
                                                 -------   -------

Income from operations                               537       159

 Other income                                         79         2
 Interest expense                                    135        90
                                                 -------   -------

Income before provision for income taxes             481        71

 Provision for income taxes                          183        27
                                                 -------   -------

Net Income                                       $   298   $    44
                                                 =======   =======

Basic Net Income per share                       $  0.04   $  0.01
                                                 =======   =======
Diluted Net Income per share                     $  0.04   $  0.01
                                                 =======   =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                    1999      1998
                                                  -------    ------

Revenues                                          $12,482    $6,632

 Cost and expenses                                  7,954     4,653
 Selling, general and administrative expenses       2,926     1,696
                                                  -------    ------

Income from operations                              1,602       283

 Other Income                                         137        23
 Interest Expense                                     240       197
                                                  -------    ------

Income before provision for income taxes            1,499       109

 Provision for taxes on income                        570        39
                                                  -------   -------

Net Income                                        $   929    $   70
                                                  -------   -------

Basic Net Income per share                        $  0.12    $ 0.01
                                                  =======   =======
Diluted Net Income per share                      $  0.12    $ 0.01
                                                  =======   =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                  (Unaudited)
                                                           1999       1998
                                                          -------    ------
Operating activities
  Net Income                                              $   929   $    70
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                             260       217
     Change in:
        Accounts receivable                                  (699)       (6)
        Materials and supplies                               (317)     (187)
        Prepaid expenses                                      (64)       38
        Accounts payable                                      809      (387)
        Accrued liabilities                                  (334)     (323)
                                                          -------   -------
Net cash provided by (used in) operating activities           584      (578)
                                                          -------   -------

Investing activities
  Business Acquisitions                                    (3,114)        -
  Purchases of property, plant and equipment                 (830)     (141)
  Other                                                      (152)       16
                                                          -------   -------
Net cash provided by (used in) investing activities        (4,096)     (125)
                                                          -------   -------

Financing activities:
  Proceeds from notes payable and long-term obligations     7,032     2,430
  Principal payments on notes and long term obligations    (3,065)   (2,421)
  Proceeds from sale (purchase) of treasury stock            (406)      712
                                                          -------   -------
Net cash provided by financing activities                   3,561       721
                                                          -------   -------

Increase in cash                                               49        18

Cash, beginning of period                                     152        93
                                                          -------   -------

Cash, end of period                                       $   201   $   111
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

     Basic and diluted EPS for the six months ended June 30, 1999 and 1998, were computed as follows:

                                              Six Months Ended June 30
                                            -------------------------------
                                                  1999           1998
                                            -------------------------------
Basic EPS Computation:
      Net income                                 $      929      $       70
                                            ===============================

      Weighted average shares outstanding         7,805,120       7,270,764
                                            ===============================

Basic EPS                                        $      .12      $      .01
                                            ===============================

 Diluted EPS Computation:

         Net income                             $      929         $       70
                                                =============================

         Weighted average shares outstanding     7,805,120          7,270,764

         Incremental shares for assumed
         exercise of securities:
                 Warrants                            6,584              3,367
                 Options                            37,631             26,455
                                                -----------------------------
                                                 7,849,335          7,300,586
                                                =============================
Diluted EPS                                     $      .12         $.      01
                                                =============================

The 230,703 shares in 1999 and the 212,000 shares in 1998 of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

  1999                                       Thousands of Dollars
                                -------------------------------------------
                                             Inter-
                                             Segment     Pre-tax
         Segment                 Sales       Sales       Income      Assets
         -------                -------------------------------------------

         Fueling Installations  $   9,495                $  1,085   $ 9,868
         Environmental              2,485                     287     5,249
         FRS                                    427            51     1,404
         Other                        502       267            78     2,244
                                -------------------------------------------
                                $  12,482    $  694      $  1,499   $18,765
                                ===========================================

        1998                                 Thousands of Dollars
                                -------------------------------------------
                                             Inter-      Pre-tax
                                             Segment     Income
        Segment                 Sales        Sales       (Loss)      Assets
        -------                 -------------------------------------------

         Fueling Installations  $   5,711                $   (189)  $ 6,194
         Environmental                550                     (35)    1,129
         FRS                                    363           235       337
         Other                        371       303            98     2,923
                                -------------------------------------------
                                $   6,632    $  666      $    109   $10,583
                                ===========================================

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

                                NATIONAL ENVIRONMENTAL SERVICE CO.

Date: August 19, 1999           /s/ Eddy L. Patterson
                                ---------------------------------------------
                                EDDY L. PATTERSON, Chairman

Date: August 19, 1999           /s/ Larry G.Johnson
                                ---------------------------------------------
                                LARRY G. JOHNSON, Vice President & Secretary-
                                                  Treasurer & Chief Financial
                                                  Officer