Form 10KSB40/A
period 1997-12-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-10-08
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              FORM 10-KSB/A-No. 1
(Mark One)

(  X  )         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

(     )       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               for the transition period________ To _________ .
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
                                                                       ------
No ______ .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB      X     .
                                     -----------

     State issuer's revenues for its most recent fiscal year $14,746,000.

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

          Documents Incorporated by Reference
          -----------------------------------
          None.

Transitional Small Business Disclosure Format (check one): Yes_____; No___X____.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS

The directors of the Company are as follows:

Name                   Age     Position
----                   ---     --------

Eddy L. Patterson       56     Director, President and Chief Executive Officer

Albert A. McCutchan     57     Director and Executive Vice President

E. R. Foraker           59     Director

Jerry Danielson         56     Director

W. F. Simpson           53     Director

The business background of the Directors follows:

     Eddy L. Patterson has served as President, Chief Executive Officer and a Director of the Company since May 1989. Mr. Patterson also serves as Chairman and a director of Lab One Analytical, Inc. ("Lab One") and as President and a director of Fuel Recovery Systems, Inc.("FRS"), wholly owned subsidiaries of the Company. Mr. Patterson was formerly the owner of an oil and gas production company and a small manufacturing company.

     Albert A. McCutchan has served as Executive Vice President and a Director of the Company since May 1989. Mr. McCutchan also serves as a director of Lab One, and as Vice President, Secretary and a director of FRS. Mr. McCutchan has been employed in the underground tank service business for more than ten years.

     Mr. Edward. R. Foraker has served as a Director of the Company since April 1994. Mr. Foraker is a graduate of Fresno State University and holds an MBA from UCLA. After graduation, he taught finance at the university level and was employed in the investment banking and brokerage industry. His entire business experience has been in the investment and oil and gas industries. Since 1970, Mr. Foraker has served as President and Chairman of the Board of Directors of ECC Energy Corporation and its predecessor corporations. Mr. Foraker also served as President and Director of Westamerica Investment Company until the sale of that company in June, 1997. ECC Energy Corporation engages in natural gas exploration, development and production, and oil field service contracting out of its Dewey, Oklahoma office.

     Mr. Jerry Danielson has served as a Director of the Company since April 1994. Since November 1975, Mr. Danielson has served as Chief Executive Officer and Chairman of the Board of Directors of Danielson Oil Company, an independent fuel wholesale and retail company located in Ada, Oklahoma. Since January 1990, Mr. Danielson has also served as Chief Executive Officer and Chairman of the Board of Directors of Danco Trucking, Ltd., a petroleum products carrier located in Ada, Oklahoma.

     Mr. W. F. Simpson has served as a director of the Company since January, 1997. Presently, Mr. Simpson manages personal investments. From 1985 until 1996, Mr. Simpson was President of J P Emco, a manufacturer of plastic automotive parts located in Ada, Oklahoma. Prior to 1985, Mr. Simpson served as plant manager of the facility under the ownership of General Tire. Previous employment included work for Goodyear Tire and Rubber and Merrill Lynch in Akron, Ohio.

EXECUTIVE OFFICERS

Executive Officers that are not Directors of the Company and their business backgrounds are as follows:

Mr. Larry G. Johnson, Vice President, Secretary-Treasurer and Chief Financial
          Officer, age 52, has served in these capacities since January 1, 1995. Mr. Johnson also has served as the President of Lab One since March 1993. Mr. Johnson has been employed by the Company since 1993. From April 1992 to January 1993, Mr. Johnson served as a consultant to the Company. From 1971 to 1991, Mr. Johnson was employed by Broken Arrow Federal Savings and Loan and served as President and Chief Executive Officer for 16 of those years. Mr. Johnson holds an M.B.A. degree from the University of Tulsa.

Mr. James Howell, Vice President-Marketing, age 44, received a B.S. degree from
          Oklahoma State University in Agricultural Engineering. Mr. Howell has held marketing and management positions with several national companies including Network Security and Mosler, Inc. Mr. Howell joined the Company in 1989 as Director of Marketing. Mr. Howell has been the Vice President-Marketing since January 1, 1995.

Mr. Chuck Nance, Vice President-Operations, age 51, has over 20 years of experience in service station construction and underground storage tank installation. Mr. Nance joined the Company in 1991 as a project manager and is licensed in several states to perform all aspects of underground storage services. Mr. Nance was named Vice President-Operations on January 1, 1995. Prior to joining the Company, Mr. Nance was a construction manager for over nine years with Petroleum Marketers Equipment Company, Inc.

Mr. Robert Watson, Controller, age 51, received his degree, with honors, from the University of Arkansas in 1969. With over 20 years experience as a CPA, including seven years with the international firm of Arthur Young & Co. (now Ernst & Young LLP), he joined NESCO in 1996. Mr. Watson was the Controller and Corporate Secretary-Treasurer for Lake Country Beverage, Inc. from October 1986 to November 1995 and was a business consultant from November 1995 to May 1996. Mr. Watson oversees all day to day corporate accounting functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and shareholders who own more than 10% of the Company's outstanding common stock to report to the Securities and Exchange Commission their initial ownership of the Common Stock and any subsequent changes in that ownership and to furnish the Company with a copy of each report. The regulations of the Securities and Exchange Commission impose specific due dates for such reports, and the Company is required to disclose in this Proxy Statement any failure to file by these dates during and with respect to fiscal year 1997.

To the Company's knowledge, based solely on review of the copies of the reports furnished to the Company and written representations that no other reports were required during and with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and holders of more than 10% of its outstanding shares of Common Stock were complied with.

Item 10.  Executive Compensation

Board Compensation

The Company pays each member of its Board of Directors $500 for each quarterly Board meeting which he attends. Directors are not currently reimbursed for their expenses incurred in attending such meetings.

Executive Compensation

The following table sets forth certain information concerning the annual and long-term compensation for the two principal executive officers of the Company. Because no other executive officer of the Company received cash compensation exceeding $100,000 during the year ended December 31, 1997, no disclosure pertaining to other executives is required or provided.

                          Summary Compensation Table

                                     Annual Compensation
                             --------------------------------------
Name and                                               Other Annual   All Other
Principal Position           Year   Salary($)  Bonus   Compensation  Compensation
------------------           ----   ---------  ------  ------------  ------------
Eddy L. Patterson,           1997   105,042    20,484       -             (1)
President & Chief            1996    61,958     7,100       -             (1)
Executive Officer            1995   107,237    10,000       -             (1)

Albert A. McCutchan          1997    98,286    18,435       -             (1)
Executive Vice President     1996    50,981     6,400       -             (1)
                             1995    96,921     9,000       -             (1)

(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus for any of the executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 1998, regarding the ownership of the Company's common stock by (a) all persons known by the Company to be beneficial owners of more than 5% of such stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group. There is no other class of securities of the Company entitled to vote at the Annual Meeting.

NAME AND ADDRESS OF               AMOUNT AND NATURE
OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------            -----------------------    ------------------
Eddy L. Patterson                  1,793,758 shares                   22.8%
12331 E. 60th St.
Tulsa, Oklahoma 74146

Albert A. McCutchan                2,052,068 shares(1)                26.1%
12331 E. 60th St.
Tulsa, Oklahoma 74146

E.R. Foraker                         269,838 shares(2)                 3.4%
4141 North Scottsdale Road
Suite 100
Scottsdale, Arizona 85251

Jerry Danielson                               11,276 shares               .1%
P. O. Box 1962
Ada, Oklahoma 74820

W. F. Simpson                                 13,806 shares               .2%
201 West Kings Road
Ada, Oklahoma 74820

Dallin Bagley                              1,350,000 shares             17.1%
8 Shadow Wood Lane
Salt Lake City, Utah 84103

All directors and executive officers as
a group of ten persons                     4,217,103 shares             53.5%


     (1) Mr. McCutchan's beneficial shares of 2,052,068 shares include 207,818 shares owned by Beverly Ann McCutchan, his wife. Mr. McCutchan disclaims beneficial ownership of such shares.
     (2) Mr. Foraker's beneficial shares of 269,838 shares include 6,806 shares owned by Sandra D. Foraker, his wife and 5,000 shares owned by his children. Mr. Foraker disclaims beneficial ownership of such shares.

Except as otherwise indicated, all of the persons named above have sole voting and investment power with respect to the shares beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions

The Company paid Lab One Analytical, Inc. ("Lab One") $217,000 in 1997 and $412,000 in 1996, for analytical laboratory testing services rendered. In 1997 and 1996, the Company purchased certain insurance coverage and office supplies on behalf of Lab One for $10,000 and $5,000, respectively. Mr. Patterson and Mr. McCutchan, the Company's two principal shareholders, own 50% each of the capital stock and are directors and executive officers of Lab One. Mr. Johnson, an executive officer of the Company, is also the President of Lab One. Lab One was acquired by the Company on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock following the completion of an independent appraisal of Lab One and the review and unanimous consent of the outside directors of the company as to the transaction and the terms and conditions thereof.

During 1996, the Company borrowed funds from McCutchan Patterson Partnership, a partnership wholly-owned by Messrs Patterson and McCutchan. On June 28, 1996, the partnership loaned $200,085 to the Company at 9.5% per annum. During 1997, the company paid $58,637 on the principal of the loan. The balance owing on that loan on December 31, 1997 was $31,238. On November 15, 1996, the partnership loaned $200,000 to the Company at 11.0% per annum. The loan was paid off on May 27, 1997. The Company paid the partnership interest on these loans totaling $16,213 in 1997 and $6,883 in 1996.

The Company leases its Tulsa office and warehouse space from McCutchan-Patterson Partnership, a partnership wholly-owned by Messrs. Patterson and McCutchan. The lease ran from July 1, 1995 through December 31, 1997 and called for monthly lease payments by the Company of $5,500. On February 28, 1998, the Company acquired the office building, warehouse, and lot on which the Company's corporate office is located. The purchase price of $600,000 was established by an independent appraisal of the property. The acquisition was approved by unanimous consent of the outside directors of the Company after a review of the appraisal and the terms and conditions of the purchase.

The Company performed various environmental services related to underground storage tanks for Danielson Oil for which it received $86,000 in 1997 and $87,000 in 1996. Danielson Oil is principally owned by Jerry Danielson, a Director of the Company.

                                  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, October 4, 1999.

                       NATIONAL ENVIRONMENTAL SERVICE CO.

                       By: /s/ Larry G. Johnson
                          ------------------------------------------------------
                          Larry G. Johnson, Vice President & Secretary-Treasurer and Chief Financial Officer