Form 10KSB40/A
period 1998-12-31
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-10-08
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              FORM 10-KSB/A-No.1
(Mark One)

(   X   )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

(       )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             for the transition period____________ To __________ .
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ----
No ________.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB   X  .
                                     -----

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

          Documents Incorporated by Reference
          -----------------------------------
          None.

     Transitional Small Business Disclosure Format (check one): Yes_______;
     No  X  .
       -----

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Information required by this item is in reference to the sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ELECTION OF DIRECTORS

Proxy holders named on the proxy card will vote FOR the election of the nominees listed below, unless otherwise instructed on the proxy cards that have been signed and returned. If you do not wish your shares to be voted for particular nominees, please identify the exceptions on the proxy card. If any of these nominees should be unable to serve, the proxies will be voted by the proxy holders for the election of such other person as they shall determine, in accordance with their judgment. Directors are elected for one-year terms.

Name                   Age    Position
----                   ---    --------

Eddy L. Patterson       57    Director, Chairman and Chief Executive Officer

Albert A. McCutchan     58    Director and Executive Vice President

E. R. Foraker           60    Director

W. R. Simpson           54    Director

Dallin Bagley           60    Director

The business background of the Directors follows:

     Eddy L. Patterson has served as Chairman, Chief Executive Officer and a Director of the Company since May 1989. Mr. Patterson also serves as Chairman and a director of Lab One Analytical, Inc. ("Lab One") and as President and a director of Fuel Recovery Systems, Inc.("FRS"), wholly owned subsidiaries of the Company. Mr. Patterson was formerly the owner of an oil and gas production company and a small manufacturing company.

     Albert A. McCutchan has served as Executive Vice President and a Director of the Company since May 1989. Mr. McCutchan also serves as a director of Lab One, and as Vice President, Secretary and a director of FRS. Mr. McCutchan has been employed in the underground tank service business for more than ten years.

     Mr. Edward. R. Foraker has served as a Director of the Company since April 1994. Since 1970, Mr. Foraker has served as President and Chairman of the Board of Directors of ECC Energy Corporation and its predecessor corporations. Mr. Foraker also served as President of WestAmerica Investment Group, Inc. until its sale in 1997. ECC Energy Corporation engages in coalbed methane gas exploration, development and production and oil field service contracting.
ECC's headquarters is located in Dewey, Oklahoma.

     Mr. W. F. Simpson has served as a director of the Company since January, 1997. He has been President and co-owner of J P Emco from 1985 until 1997. J P Emco is a manufacturer of plastic automotive parts located in Ada, Oklahoma. Prior to 1985, Mr. Simpson served as plant manager of the facility under the ownership of

General Tire. Previous employment included work for Goodyear Tire and Rubber and Merrill Lynch in Akron, Ohio. Mr. Simpson is currently retired.

     Mr. Dallin Bagley has served as a director of the company since February, 1999. Mr. Bagley was elected to complete the term of Mr. Jerry Danielson who resigned in November 1998 to devote himself to other business matters. Mr. Bagley began practicing law in 1996. During the past six years Mr. Bagley has served as Vice President of National Financial Services, Inc., a computer back-up accounting firm for health and fitness clubs. Mr. Bagley is also currently a director of Tunex International, a chain of automotive engine performance and service centers, and Gentner Communications Corporation, a corporation that provides technology, service, and educational solutions for U.S. and international communications markets. Mr. Bagley received a Juris Doctorate in 1965 from the University of Utah College of Law.

EXECUTIVE OFFICERS

Executive Officers that are not Directors of the Company and their business backgrounds are as follows:

Mr. James Howell, President, age 45, received a B.S. degree from Oklahoma State
     University in Agricultural Engineering. Mr. Howell has held marketing and management positions with several national companies including Network Security Corporation and Mosler, Inc. Mr. Howell joined the Company in 1989 as Director of Marketing. Mr. Howell has been the Vice President-Marketing since January 1, 1995 and was elected as President in June, 1998.

Mr. Larry G. Johnson, Vice President, Secretary-Treasurer and Chief Financial
     Officer, age 53, has served in these capacities since January 1, 1995. Mr. Johnson also has served as the President of Lab One since March 1993. Mr. Johnson has been employed by the Company since 1993. From April 1992 to January 1993, Mr. Johnson served as a consultant to the Company. From 1971 to 1991, Mr. Johnson was employed by Broken Arrow Federal Savings and Loan and served as President and Chief Executive Officer for 16 of those years. Mr. Johnson holds an M.B.A. degree from the University of Tulsa.

Mr. Chuck Nance, Vice President-Operations, age 52, has over 20 years of experience in service station construction and underground storage tank installation. Mr. Nance joined the Company in 1991 as a project manager and is licensed in several states to perform all aspects of underground storage services. Mr. Nance was named Vice President-Operations on January 1, 1995. Prior to joining the Company, Mr. Nance was a construction manager for over nine years with Petroleum Marketers Equipment Company, Inc.

Mr. Robert Watson, Controller, age 52, received his degree, with honors, from the University of Arkansas in 1969. With over 20 years experience as a CPA, including seven years with the international firm of Arthur Young & Co. (now Ernst & Young LLP), he joined NESCO in 1996. Mr. Watson was the Controller and Corporate Secretary-Treasurer for Lake Country Beverage, Inc. from October 1986 to November 1995 and was a business consultant from November 1995 to May 1996. Mr. Watson oversees all day to day corporate accounting functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and shareholders who own more than 10% of the Company's outstanding common stock to report to the Securities and Exchange Commission their initial ownership of the Common Stock and any subsequent changes in that ownership and to furnish the Company with a copy of each report. The regulations of the Securities and Exchange Commission impose specific due dates for such reports, and the Company is required to disclose in this Proxy Statement any failure to file by these dates during and with respect to fiscal year 1998.

To the Company's knowledge, based solely on review of the copies of the reports furnished to the Company and written representations that no other reports were required during and with respect to fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and holders of more than 10% of its outstanding shares of Common Stock were complied with.

Item 10.  Executive Compensation

     Information required by this item is in reference to the sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

Board Compensation

The Company pays each member of its Board of Directors $500 for each quarterly Board meeting which he attends. Directors are not compensated for special meetings.

Executive Compensation

The following table sets forth certain information concerning the annual and long-term compensation for the two principal executive officers of the Company. Because no other executive officer of the Company received cash compensation exceeding $100,000 during the year ended December 31, 1998, no disclosure pertaining to other executives is required or provided.

                          Summary Compensation Table

                                     Annual Compensation
                            ----------------------------------------
Name and                                               Other Annual  All Other
Principal Position          Year    Salary($)   Bonus  Compensation  Compensation
------------------          ----    ---------   -----  ------------  ------------
Eddy L. Patterson,          1998     148,077  $25,000         -           (1)
Chairman & Chief            1997     105,042   20,484         -           (1)
Executive Officer           1996      61,958    7,100         -           (1)

Albert A. McCutchan         1998     129,151  $20,000         -           (1)
Executive vice President    1997      98,286   18,435         -           (1)
                            1996      50,981    6,400         -           (1)

(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus for any of the executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of March 31, 1999, regarding the ownership of the Company's common stock by (a) all persons known by the Company to be beneficial owners of more than 5% of such stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group. There is no other class of securities of the Company entitled to vote at the Annual Meeting.

NAME AND ADDRESS OF                           AMOUNT AND NATURE
OF BENEFICIAL OWNER                        OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
-------------------                        -----------------------         ----------------
Eddy L. Patterson                              1,556,758 shares                       19.7%
12331 E. 60th St.
Tulsa, Oklahoma 74146

Albert A. McCutchan                            1,737,068 shares(1)                    22.0%
12331 E. 60th St.
Tulsa, Oklahoma 74146

E.R. Foraker                                     269,838 shares(2)                     3.4%
4141 North Scottsdale Road
Suite 100
Scottsdale, Arizona 85251

W. F. Simpson                                     13,806 shares                         .2%
201 West Kings Road
Ada, Oklahoma 74820

Dallin Bagley                                  1,350,000 shares                       17.1%
2350 Oakhill Drive
Salt Lake City, Utah 84121

All directors and executive office as
a group of seventeen persons                   5,018,752 shares                       63.6%

    (1) Mr. McCutchan's beneficial shares of 1,777,068 shares include 207,818 shares owned by Beverly Ann McCutchan, his wife. Mr. McCutchan disclaims beneficial ownership of such shares.
    (2) Mr. Foraker's beneficial shares of 269,838 shares include 6,806 shares owned by Sandra D. Foraker, his wife and 5,000 shares owned by his children. Mr. Foraker disclaims beneficial ownership of such shares.

Except as otherwise indicated, all of the persons named above have sole voting and investment power with respect to the shares beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions

The Company paid Lab One Analytical, Inc. ("Lab One") $819,000 in 1998 and $217,000 in 1997, for analytical laboratory testing services rendered. In 1998 and 1997, the Company purchased certain insurance coverage and office supplies on behalf of Lab One for $10,000 and $10,000, respectively. Mr. Patterson and Mr. McCutchan, the Company's two principal shareholders, each owned 50% of the capital stock and are directors and executive officers of Lab One. Lab One was acquired by the Company on January 30, 1998, for $75,000 cash and 225,000 shares of the Company's common stock following the completion of an independent appraisal of Lab One and the review and unanimous consent of the outside directors of the company as to the transaction and the terms and conditions thereof. Mr. Johnson, an executive officer of the Company, serves as the President of Lab One.

The Company leased its Tulsa office and warehouse space from McCutchan-Patterson Partnership, a partnership wholly-owned by Messrs. Patterson and McCutchan. The lease ran from July 1, 1995 through December 31, 1997 and called for monthly lease payments by the Company of $5,500. On February 28, 1998, the Company acquired the office building, warehouse, and lot on which the Company's corporate office is located. The purchase price of

$600,000 was established by an independent appraisal of the property. The acquisition was approved by unanimous consent of the outside directors of the Company after a review of the appraisal and the terms and conditions of the purchase.

The Company performed various environmental services related to underground storage tanks for Danielson Oil for which it received $23,000 in 1998 and $86,000 in 1997. Danielson Oil is principally owned by Jerry Danielson, a Director of the Company until his resignation in November, 1998.

                                  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, October 4, 1999.

                                    NATIONAL ENVIRONMENTAL SERVICE CO.


                                    By: /s/ Larry G. Johnson
                                       --------------------------------------
                                       Larry G. Johnson, Vice President &
                                       Secretary-Treasurer and Chief Financial
                                       Officer