Form 10QSB
period 1999-09-30
NATIONAL ENVIRONMENTAL SERVICE CO
filed 1999-11-15
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      September  30, 1999
                                                -------------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                    EXCHANGE ACT OF 1934
                for the transition period ............... to ...............


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
                                                      -- --   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1999:

                                                     Number of shares
          Title of Class                               Outstanding
          --------------                               -----------
     Common Stock, $.01 Par Value                       9,241,652


          Transitional Small Business Issuer Format (Check one): Yes    No  X
                                                                    ----  -- -

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                               TABLE OF CONTENTS

                                                            Page

                        Part I - Financial Information

Financial Information:

     Item 1.  Financial Statements

          Consolidated Balance Sheet
               September 30, 1999                                 3

          Consolidated Statements of Income
               Three Months Ended September 30, 1999 and 1998     4

          Consolidated Statements of Income
               Nine Months Ended September 30, 1999 and 1998      5
          Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1999 and 1998      6

          Notes to Consolidated Financial Statements              7

     Item 2.

          Management's Discussion and Analysis of the
               Financial Condition and Results of Operation      10

                          Part II - Other Information

Other Information:

     Item 2.  Changes in Securities and Use of Proceeds          16

     Item 6.  Exhibits and Reports on Form 8-K                   17

     Signatures                                                  17

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1999
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                                    $   441
     Accounts Receivable and Costs in Excess of Billings                      13,136
     Materials and Supplies                                                    2,117
     Prepaid Expenses                                                            156
                                                                             -------
     Total current assets                                                     15,850
                                                                             -------
Property and equipment, at cost                                                6,580
     Less accumulated depreciation                                            (2,469)
                                                                             -------
     Property and equipment, net                                               4,111
                                                                             -------
Other assets                                                                   2,913
                                                                             -------
Total assets                                                                 $22,874
                                                                             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                            $ 1,465
     Accounts payable                                                          2,453
     Accrued liabilities                                                         690
                                                                             -------
     Total current liabilities                                                 4,608
                                                                             -------

Long-term obligations                                                          9,263
Deferred income taxes                                                            695
                                                                             -------
Total Liabilities                                                             14,566
                                                                             -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
     none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
     issued 9,388,643 shares, including treasury
     shares                                                                       79
     Additional paid-in capital                                                3,905
     Retained Earnings                                                         4,572
     Common stock in Treasury, at cost, 146,991 shares                          (248)
                                                                             -------
     Total shareholders' equity                                                8,308
                                                                             -------
Total liabilities and shareholders' equity                                   $22,874
                                                                             =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   1999     1998
                                                  -------  -------

Revenues                                           $8,279   $6,048

  Costs and Expenses                                5,316    3,197
  Selling, general and administrative expenses      1,671      960
                                                   ------   ------

Income from operations                              1,292    1,891

  Other income                                         97       33
  Interest expense                                    223      105
                                                   ------   ------

Income before provision for income taxes            1,166    1,819

  Provision for income taxes                          442      690
                                                   ------   ------

Net Income                                         $  724   $1,129
                                                   ======   ======

Basic Net Income per share                         $ 0.08   $ 0.13
                                                   ======   ======
Diluted Net Income per share                       $ 0.08   $ 0.13
                                                   ======   ======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                       CONSOLIDATED STATEMENT OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   1999     1998
                                                  -------  -------

Revenues                                          $22,116  $13,997

  Costs and expenses                               13,991    8,355
  Selling, general and administrative expenses      4,737    2,682
                                                  -------  -------

Income from operations                              3,388    2,960

  Other Income                                        280       73
  Interest Expense                                    460      280
                                                  -------  -------

Income before provision for income taxes            3,208    2,753

  Provision for taxes on income                     1,220    1,045
                                                  -------  -------

Net Income                                        $ 1,988  $ 1,708
                                                  -------  -------

Basic Net Income per share                        $  0.22  $  0.19
                                                  =======  =======
Diluted Net Income per share                      $  0.22  $  0.19
                                                  =======  =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (In thousands)
                                  (Unaudited)

                                                                1999       1998
                                                              ---------  --------
Operating activities
     Net Income                                               $  1,988   $ 1,708
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                  435       388
     Change in:
          Accounts receivable                                   (1,481)   (2,171)
          Materials and supplies                                  (164)     (263)
          Prepaid expenses                                        (115)        1
          Accounts payable                                         638       (14)
          Accrued liabilities                                     (506)      529
                                                              --------   -------

Net cash provided by operating activities                          795       178
                                                              --------   -------

Investing activities
     Business Acquisitions                                      (3,791)        -
     Purchases of property, plant and equipment                 (1,717)     (776)
     Other                                                      (1,139)      (92)
                                                              --------   -------
Net cash used in investing activities                           (6,647)     (868)
                                                              --------   -------

Financing activities:
     Proceeds from sale of common stock                              -       732
     Proceeds from notes payable and long-term obligations      17,075     1,471
     Principal payments on notes and long term obligations     (10,466)     (803)
     Purchase of treasury stock                                   (184)      (37)
     Distributions to Summit owners net of current taxes          (463)     (803)
                                                              --------   -------
Net cash provided by financing activities                        5,962       560
                                                              --------   -------

Increase (decrease) in cash                                        110      (130)

Cash, beginning of period                                          331       399
                                                              --------   -------

Cash, end of period                                           $    441   $   269
                                                              ========   =======

The accompanying notes are an integral part of the financial statements.

                      NATIONAL ENVIRONMENTAL SERVICE CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998. Cash flows are shown, as permitted, for only the nine months ended September 30, 1999 and 1998.

2.   EARNINGS PER SHARE

     Basic and diluted EPS for the nine months ended September 30, 1999 and 1998, were computed as follows:

                                                                 Nine Months Ended September 30
                                                              -------------------------------------
                                                                     1999         1998
                                                              -------------------------------------
                                                              (Dollars in thousand except per share
                                                              awards)

Basic EPS Computation:
  Net income                                                       $    1,988  $    1,708
                                                                   ==========  ==========

  Weighted average shares outstanding                               9,055,166   8,989,140
                                                                   ==========  ==========

Basic EPS                                                               $.22        $.19
                                                                   ==========  ==========

Diluted EPS Computation:

  Net income                                                       $    1,988  $    1,708
                                                                   ==========  ==========

  Weighted average shares outstanding                               9,056,166   8,989,140

  Incremental shares for assumed exercise
  of securities:
   Warrants                                                            14,748
   Options                                                             22,714      10,711
                                                                   ----------  ----------

                                                                    9,092,628   8,999,852
                                                                   ==========  ==========
Diluted EPS                                                             $.22        $.19
                                                                   ==========  ==========

The 164,000 shares in 1999 and the 272,000 shares in 1998 of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

3.   SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

  1999                                     Thousands of Dollars
                                  ------------------------------------------
                                           Inter-
                                           Segment     Pre-tax
  Segment                         Sales    Sales       Income       Assets
  -------                         ------------------------------------------

  Fueling Installations           $12,596                  $  912    $10,491
  Environmental                     8,814                   2,193      8,454
  Fueling equipment mfg.                          469          28      1,373
  Miscellaneous                       706         352          75      2,556
                                  ------------------------------------------
                                  $22,116       $ 821      $3,208    $22,874
                                  ===========================================

  1998                                     Thousands of Dollars
                                  ------------------------------------------
                                           Inter-      Pre-tax
                                           Segment     Income
  Segment                         Sales    Sales       (Loss)       Assets
  -------                         ------------------------------------------

  Fueling Installations           $ 9,138                  $  301    $ 6,388
  Environmental                     4,251                   2,090      4,110
  Fueling equipment mfg.                          835         271        992
  Miscellaneous                       607         489          91      2,236
                                  ------------------------------------------
                                  $13,996      $1,324      $2,753    $13,726
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

     On September 10, 1999, the Company acquired all of the issued and outstanding shares of Summit Environmental Services, Inc. (hereafter "Summit"), Enid, Oklahoma in a stock exchange with all of the Shareholders of Summit. Summit is the successor corporation to Summit Environmental Services, L.L.C. and Applied Geoscience Environmental Services, L.L.C. The total consideration paid was 1,500,000 shares of the Company's common stock. Summit is a provider of environmental consulting and remediation services to the fueling systems
industry in Oklahoma.    The Summit acquisition has been accounted for using the
pooling-of-interests method. The accompanying financial statements include the operation of Summit for all periods presented.

                                           NESCO
                                        (Pre-merger)  Summit  Combined
                                        ------------  ------  --------
Nine months ended September 30, 1998

Net revenue                                 $11,183   $2,814   $13,997
                                            =======   ======   =======
Income from operations                      $ 1,190   $1,770   $ 2,960
                                            =======   ======   =======
Net Income                                  $   573   $1,135   $ 1,708
                                            =======   ======   =======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the company's financial statements and notes thereto and other financial information relating to the Company.

On September 30, 1999, the Company acquired Summit Environmental Services, Inc. using the pooling-of-interests method, and all periods have been restated to reflect that acquisition.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and September 30, 1998.

     Revenue for the three months ended September 30, 1999 increased 37% compared to the corresponding period of 1998 ($8,279,000 compared to $6,048,000). New offices in Florida, North Carolina, West Virginia, Pennsylvania, Arizona, and additional acquisitions in South Carolina and Florida provided revenues for the three months ended September 30, 1999 that were not available to the Company in the same quarter of 1998. Each segment's revenues increased due to the addition of the offices.

     The fueling installations segment increased $985,000 or 29% for the three months ended September 30, 1999 compared to the same period in 1998 ($4,375,000 compared to $3,390,000). The number of turn-key fueling facilities built in the third quarter of 1999 exceeded the number of facilities built in the same quarter of 1998. This increase was partially offset by the decline in the number of cathodic protection installations in the third quarter of 1999 compared to the same quarter in 1998. The amount of this offset was $650,000.

     The environmental segment increased $925,000, or 38%, for the three months ended September 30, 1999 compared to the same period in 1998 ($3,336,000 compared to $2,411,000). Environmental revenues increased due to the acquisition of the assets of TET Environmental Services, Inc. in May 1999; the increased amount of environmental work performed by the Company's North Carolina operation.

     The miscellaneous segment increased $322,000 or 130% for the three months ended September 30, 1999 compared to the same period in 1998 ($569,000 compared to $247,000). The majority of the increase in this segment resulted from sales of automatic tank gauging equipment produced by the Company's Arizona technology division acquired in May 1999.

     Costs and expenses increased $2,119,000, or 66%, in the third quarter of 1999 compared to the third quarter of 1998. The increase was partially attributable to the 37% increase in revenues for the same period. However, increases in the following items were partially attributable to the amount of time necessary to efficiently employ the assets acquired and employees retained from the acquired companies. Direct labor expense increased $668,000, or 104% ($1,311,000 compared to $642,000). Supplies and materials increased $617,000, or 56% ($1,712,000 compared to $1,095,000). Subcontractors expense increased $418,000, or 45% ($1,353,000 compared to $935,000).

     Lab services expense increased $158,000 or 367% ($201,000 compared to $43,000), due to the significantly greater volume of environmental work performed by the South Carolina operations which resulted following the acquisition of TET Environmental Services, Inc. in May 1999; increase in the volume of environmental work performed by the North Carolina division.

     Selling, general and administrative expenses increased 74% in the third quarter as compared to the third quarter of 1998 ($1,671,000 compared to $960,000). Management, sales, and clerical salaries increased $251,000 or 51% ($744,000 compared to $493,000). Office rent increased $68,000 or 252% ($95,000 compared to $27,000). Telephone expense increased $52,000 or 116% ($97,000 compared to $45,000). Salaries, office rent, and telephone expense increased due to the addition of the five offices, discussed above, subsequent the third quarter of 1998. All of these offices contributed to the increased expense in the third quarter of 1999. Indirect travel expense increased $56,000 or 224% ($81,000 compared to $25,000). In additional to the increased number of offices requiring greater amounts of indirect travel in the third quarter of 1999 compared to the same quarter of 1998, there was significant amounts of indirect travel involved in the acquisitions of the companies previously mentioned. Bad debt expense increased $80,000 or 364% ($102,000 compared to $22,000). Certain accounts receivable were written off during the third quarter of 1999 which increased the bad debt expense . Professional fees increased $71,000 or 237% ($101,000 compared to $30,000). The increase resulted from legal fees not recovered in the Company's accounts receivable collection efforts during the third quarter of 1999.

     Interest expense increased 112% for the third quarter of 1999 compared to the same quarter in 1998 due to greater amounts of borrowed money ($223,000 compared to $105,000). A larger loan balance outstanding on the Company's revolving line of credit and additional term loans for the acquisition of equipment accounted for the increase. However, the increase was somewhat offset by a 1.5% rate reduction received by the Company in the third quarter of 1999 as compared to the third quarter of 1998. Discounts earned increased $58,000 ($98,000 compared to $40,000) due to quicker payment of invoices from vendors and suppliers.

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and September 30, 1998.

     Revenue for the nine months ended September 30, 1999 increased 58% compared to the corresponding period of 1998 ($22,116,000 compared to $13,997,000). The fueling installations segment increased 38% or $3,459,000 in the first nine months of 1999 compared to the same period in 1998 ($12,597,000 compared to $9,138,000). As discussed in the comparison of the three month periods above, new offices and additional acquisitions in Florida provided revenues for the nine months ended September 30, 1999 that were not available to the Company in the same period of 1998. The new offices added revenues for various lengths of time for the nine months ended September 30, 1999: the Pennsylvania office was established in October 1998; additional Florida and West Virginia operations were acquired in January 1999; the North Carolina operations were acquired in January 1999; the Arizona operations were acquired in May 1999; and the additional South Carolina operations were acquired in May 1999. Each segment's revenues increased due to the office additions and acquisitions.

     The environmental segment increased 107%, or $4,563,000, in the first nine months of 1999 compared to the same period in 1998 ($8,814,000 compared to $$4,251,000). Environmental revenues increased due to the acquisition of the assets of TET Environmental Services, Inc. in May 1999 due to the increased amount of environmental work performed by the Company's North Carolina operations.

     The miscellaneous segment increased 16%, or $99,000, in the first nine months of 1999 compared to the same period in 1998 ($706,000 compared to $607,000). The increase in this segment resulted from sales of automatic tank gauging equipment produced by the Company's Arizona technology division acquired in May 1999.

     Costs and expenses increased $5,636,000 or 67% for the first nine months of 1999 compared to the first nine months of 1998 ($13,991,000 compared to $8,355,000). The growth in costs and expenses was a result of the 58% growth in revenues for the nine months ended September 30, 1999 compared to the same period in 1998. However, increases in the following expense items were partially attributable to the amount of time necessary to efficiently employ the assets acquired and employees retained from the acquired companies. Direct labor increased $1,623,000, or 91% ($3,418,000 compared to $1,794,000).
Equipment rental expense increased $132,000, or 92% ($276,000 compared to $144,000). Vehicle expense except depreciation increased $151,000, or 93% ($314,000 compared to $163,000). Lodging on job expense increased $101,000, or 100% ($202,000 compared to $101,000). Supplies and materials expense increased due to the nature of the jobs being performed in the first nine months of 1999 compared to the same period in 1998. Additionally, there was an increase in the turn-key installation of equipment-intensive convenience stores as well an increase in the manufacture and installation of automatic tank gauging equipment. Supplies and materials expense increased $2,523,000, or 109% ($4,847,000 compared to $2,324,000).

     Lab services expense increased $516,000, or 549% ($610,000 compared to $94,000, increased significantly due to the greater volume of environmental work performed by the South Carolina division.

     Selling, general and administrative expense increased $2,055,000 or 77% for the nine months ended September 30, 1999 compared to the same period in 1998 ($4,737,000 compared to $2,682,000). The addition of the offices and acquisitions of other companies accounted for the increases in this category of expenses. Management, sales, and clerical salaries increased

$760,000 or 58% ($2,080,000 compared to $1,320,000). Office rent increased
$133,000 or 242% ($188,000 compared to $55,000). Telephone expense increased $110,000 or 81% ($245,000 compared to $135,000). Indirect travel expense increased $116,000 or 242% ($164,000 compared to $48,000). In additional to the increased number of offices requiring greater amounts of indirect travel in the nine months ended September 30, 1999 compared to the same period of 1998, there were significant amounts of indirect travel involved in the acquisitions of the companies previously mentioned. Bad debt expense increased $151,000 or 159% ($246,000 compared to $95,000). Certain accounts receivable were written off during the first nine months of 1999 which increased the bad debt expense . Professional fees increased $183,000 or 247% ($257,000 compared to $74,000). The increase resulted from legal fees not recovered in the certain of the Company's collection efforts and the defense of certain other legal actions in which the Company was involved during the nine months ended September 30, 1999.

     Interest expense increased $180,000, or 64%, for the first nine months of 1999 compared to the corresponding period in 1998 ($460,000 compared to $280,000). The additional expense resulted from larger loan balances (revolving line of credit and additional term loans for equipment purchases) outstanding during the first nine months of 1999 compared with the same period in 1998. The interest expense resulting from the larger loan balances outstanding was partially offset by a 1.5% reduction in the interest rate on the Company's line of credit and on new equipment loans during the nine months ended September 30, 1999 compared to the same period in 1998. Discounts taken increased $185,000 during the first nine months of 1999 compared to the same period in 1998 ($264,000 compared to $79,000) due to due to quicker payment of invoices from vendors and suppliers offering such discounts.

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

     On September 9, 1999, the Company sold 120,000 treasury shares of its common stock at $2.00 per share or $240,000.

     On September 10, 1999, the Company acquired all of the issued and outstanding shares of Summit Environmental Services, Inc., Enid, Oklahoma, in exchange for 1,500,000 shares of the Company's common stock. The transaction was accounted for under pooling of interests rules.

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

     In consultation with its software and hardware providers, the Company began the process of identifying the changes required to its major financial/administrative systems and hardware in October of 1998. The Company has completed the process of testing its computer hardware and software for Year 2000 compliance and was substantially in compliance by the end of the second quarter of 1999. The Company has surveyed its non-information technology systems for compliance with Year 2000 requirements. This area involves communication equipment (telephones, fax machines, printers), security equipment (alarm systems), heat and air systems, copiers, laboratory equipment, and similar systems. The Company surveyed its vendors and service suppliers. Division managers have reviewed and submitted compliance certification forms to corporate headquarters during the third quarter. The certifications required that each manager certify compliance with Year 2000 requirements, note any exceptions, and develop plans and a timetable for eliminating the exceptions. The certifications covered areas of computer hardware, software systems, support equipment (copiers, fax machines, telephone system, security systems, HVAC systems, and other systems that involve date sensitive computer chips, banking relationships, equipment and replacement part suppliers, inventory suppliers, and other suppliers of services. The certifications detailed any exceptions to the division's compliance with Year 2000 compliance issues and provide efforts to complete any remaining compliance efforts including a timetable for completion. On October 8, 1999, each division manager received a copy of the Company's Contingency Planning and Continuity of Operations guidelines for development of contingency plans for each of their divisions. These contingency plans are being developed by division managers and should be completed by December 10, 1999.

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

                                    PART II
                               OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     On September 9, 1999, the Company sold 120,000 treasury shares of its common stock at $2.00 per share. The securities were sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering and by Regulation D promulgated under such Act. The persons that acquired the treasury shares are four sophisticated individuals capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. All of the persons acquiring the shares are accredited investors as that term is defined in Regulation D. Such persons had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares were acquired for investment purposes and not with a view to the distribution thereof. The certificates evidencing the shares contained the appropriate legend indicating the restrictive nature of the shares.

     On September 10, 1999, the Company acquired all of the issued and outstanding shares of Summit Environmental Services, Inc., Enid, Oklahoma in a stock exchange with all of the Shareholders of Summit. The Summit acquisition has been accounted for using the pooling-of-interests method. Summit is the successor corporation to Summit Environmental Services, L.L.C. and Applied Geoscience Environmental Services, L.L.C. ("Summit"). The total consideration paid was 1,500,000 shares of the Company's common stock. Summit is a provider of environmental consulting and remediation services to the fueling systems industry in Oklahoma. The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering and by Regulation D promulgated under such Act. The sellers of Summit are four sophisticated individuals and one corporation, capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. All of the persons acquiring the shares are accredited investors as that term is defined in Regulation D. Such persons had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares were acquired for investment purposes and not with a view to the distribution thereof. The certificates evidencing the shares contained the appropriate legend indicating the restrictive nature of the shares.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

                 10.23 Copy of Stock Acquisition Agreement and Plan of
                       Reorganization dated September 10, 1999, by and between National Environmental Service Co. and Summit Environmental Services, Inc. (incorporated by reference to Registrant's Form 8-K dated September 21, 1999)

                 27.1  Financial Data Schedule

          (b) Reports on Form 8-K:

                 A report on Form 8-K dated September 10, 1999, was filed by the Registrant in connection with its acquisition of Summit Environmental Services, Inc.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL ENVIRONMENTAL SERVICE CO.

Date: November 12, 1999           /s/ EDDY L. PATTERSON
                                  -----------------------------------
                                  EDDY L. PATTERSON, Chairman

Date: November 12, 1999           /s/ LARRY G. JOHNSON
                                  -----------------------------------
                                  LARRY G. JOHNSON, Vice President & Secretary-
                                                    Treasurer & Chief Financial
                                                    Officer

                                 EXHIBIT INDEX

          10.23 Copy of Stock Acquisition Agreement and Plan of Reorganization dated September 10, 1999, by and between National Environmental Service Co. and Summit Environmental Services, Inc. (incorporated by reference to Registrant's Form 8-K dated September 21, 1999)

          27.1    Financial Data Schedule