Form 10KSB
period 1999-12-31
NESCO INC/OK
filed 2000-03-24
CIK 922868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

( )           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         for the transition period ____________ To _________________.
                         Commission file No. 000-24470

                                  NESCO, INC.
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

                   Issuer"s telephone number: (918)250-2227

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                 Title of class: Common Stock, $.01 Par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes    X
                                                                       -------
No _____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ________.

         State issuer"s revenues for its most recent fiscal year:  $29,567,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on March 10, 2000 was $21,774,497.

The number of shares outstanding of each of the issuer"s classes of common stock as of February 29, 2000 is shown below: Number of shares

                 Title of Class                          Outstanding
                 --------------                          -----------
         Common Stock, $.01 Par Value                     9,255,855

                 Documents Incorporated by Reference
                 -----------------------------------
                 Portions of the Proxy Statement for the Annual Meeting of Stockholders of NESCO, Inc. to be held May 18, 2000, are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes_______;
No  X  .
  -- --

Forward Looking Statements

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company"s ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company"s services and products, the availability of experienced personnel, raw materials and equipment and the Company"s ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                                    PART I

Item 1. Description of Business

The Company

        Since our formation in January 1986, NESCO has expanded from a servicer of underground fuel storage tanks to a single-source provider of fueling facility services to meet the changing needs of the dynamic fueling facility market. Over the past few years, we have experienced substantial growth in our revenues, our employees and our services.

        Today, we provide equipment, maintenance, monitoring, installation and other services primarily to owners and operators of fueling facilities. Our customers include:

        . Service stations;
        . Convenience stores;
        . Grocery store and hypermarket chains with fueling facilities; and . Commercial and industrial fueling facilities.

        Our commercial and industrial customers include commercial trucking companies, industrial and utility fueling stations, railroads, hospitals, school districts, oil producers and refiners, pipeline operators and federal, state and local governments.

        We provide our customers with a variety of services from turn-key solutions to discrete products and services, allowing them to satisfy their fueling service needs with a single full-service provider. We offer the following products and services:

        . Site management utilizing our SiteTrac.com software;
        . Site development and financing;
        . Fuel systems installations, upgrades and remodeling; and . Environmental services.

Our Industry

        Over the last ten years, two major forces have impacted our industry: a tremendous growth in non-traditional fueling facilities and an increase in environmental laws and regulations.

        The non-service station fueling business has grown as convenience stores have grown in size, number, and importance to consumers and as grocery stores and hypermarkets have entered the business of dispensing fuel. Moreover, petroleum companies that have retail operations have begun upgrading their operations with modern fueling systems and adding many of the products and services offered by the convenience store chains. At least seven of the top 25 grocery store chains have begun building or are in the discussion and planning stages of developing fuel facilities at their store sites. For example, one national grocery store chain announced it expects to add fueling to 50 stores in North Texas by 2002. The Wall Street Journal recognized this growth in an article it published predicting that 50% of all grocery store chains will offer petroleum sales within the next five years.

        The owners and operators of these non-traditional fueling facilities utilize fueling facilities as a method to cross-market their core business (grocery or hypermarket) but typically do not have the expertise or resources to manage fueling facilities. Because the logistics required for fuel delivery and the experience necessary for site management are highly specialized, grocery store and convenience store management prefer to outsource these responsibilities. With the growth of non-traditional fueling facilities, the industry is seeing that owners of fueling systems are seeking ways to contain their operating costs through use of state-of-the-art fuel management technology and by outsourcing certain site management activities such as environmental compliance and facility maintenance. As a result, the industry is experiencing an increase in demand for outsourcing the management of the fueling and compliance responsibilities.

        While experiencing growth in the number and types of fueling service providers, the industry has also experienced growth due to increased regulations that require strict environmental compliance and site management of these facilities. This increased regulation has increased the cost and the expertise required to sell fuel. The increased cost and managerial resources that must be expended to comply with environmental regulations have created an opportunity for established environmental protection and service companies that can assemble the expertise, technology and financial resources to provide a complete range of services to the fueling industry. Consequently, increased environmental regulation has caused a greater demand for environmental and management services from industry participants.

        There also exists significant growth in the international market for environmental and management services. Owners and operators of fueling facilities in Europe are being required to comply with stricter environmental laws commencing in 2000, which will eventually require all fueling tanks to have environmental monitoring equipment. Based on industry estimates, less than 5% of all existing fuel tanks currently have this equipment in place. This increased regulation will create a significant demand for environmental and management services, as, based on industry estimates, approximately one-third of the number of existing fueling tanks are located in Europe.

Our Services

        Site Management

        A new service made possible by advances in technology, equipment and the growth and acceptance of the Internet is the provision of a complete range of site management services typically at a cost less than the owner or operator would pay for in-house site management. The site management services we provide to our customers include:

        . Environmental compliance services;
        . Fuel management services; and
        . Facilities management.

We provide these services to our customers through SiteTrac.com, our proprietary Internet-based information management software program that provides real-time site management services. Our SiteTrac.com program allows the remote gathering of information collected by our Encompass system, a proprietary leak detection and monitoring system installed in our customer's fuel tanks. SiteTrac.com may also be used to gather information from leak detection and monitoring systems manufactured or installed by our competitors. This flexibility allows customers to contract with us for their fuel and facilities management needs without incurring an additional expense to install new monitoring systems. We believe that this flexibility provides us with a competitive advantage over other remote site management service providers.

        SiteTrac.com allows us to manage environmental compliance for our customers through the Internet. This software allows remote monitoring of regulatory compliance, alarm-driven leak detection, cathodic protection equipment and well monitoring data.

        SiteTrac.com also improves fuel inventory management. By efficiently monitoring product levels in our customer's fuel storage tanks, our customers can optimize the timing and quantities of purchases and deliveries of fuel. Our customers can improve cash flow management by minimizing excessive inventory carrying costs and fuel outages and by seizing market opportunities to purchase fuel at times when favorable prices exist.

        Additionally, with SiteTrac.com, we can provide our customers with a number of add-on services for monitoring non-fueling mechanical and electronic units, such as refrigeration units, air compressors and security systems, among others.

        SiteTrac.com enables us to capture a segment of the fuel management outsourcing market, particularly the outsourcing market created by the entrance of grocery store and hypermarket chains into the retail fuel industry. These entrants typically seek to outsource their fuel management and regulatory compliance responsibilities in order to concentrate on their core retail operations.

        Based on industry figures, there are currently over 180,000 retail fueling facilities in the United States, accounting for approximately 60% of all fuel sales. The remaining 40% of fuel sales are to industrial, fleet, pipeline and government fueling facilities. We estimate that less than 5% of the total market is currently being remotely monitored by third party service providers. SiteTrac.com has few site management competitors in the fuel systems market. We believe we are well positioned to capture a significant portion of the revenues from this emerging market for Internet-based fueling systems site management.

        Site Development and Financing

        With the complexity and increasingly significant cost of installing a competitive fueling system, small- to-medium-sized operators need assistance in bringing together all of the various aspects for site installations. We are a leading single source provider for:

        . Site analysis;
        . Land acquisition;
        . Facility design, construction, and equipment installation; and

        . Financing.

        In 1999, we formed NESCO Acceptance Corporation to facilitate the financing of sites for selected customers. We assist fuel facility owners or operators by selecting and analyzing a site to determine its suitability for constructing and operating a fueling facility. Once a site is selected and analyzed, we design a fueling facility to meet the specific requirements of the customer. Additionally, we evaluate our customer's financial resources and capabilities and design a financing arrangement that best suits the customer's needs. We offer customers assistance in the financing or leasing of the facility on competitive terms. We generally expect to sell our lease positions in these sites as soon as possible after the site development is completed while retaining a residual fee.

        Total expenditures in 2000 in the United States for new site development will approach $4 billion based on industry projections of planned additions for all convenience stores and other retail fuel providers. As a leading single-source provider of turn-key site development services, we believe we are well positioned to capture a portion of this market.

        Fuel Systems Installations, Upgrades and Remodeling

        The installation of complete fueling systems as well as upgrading various facets of fueling systems is dependent on experience, full-service capabilities, the ability to perform over a geographically disperse area and an understanding of various local, state and federal agencies. We provide full-service turn-key solutions for installing new fueling facilities and for upgrading and remodeling existing fueling facilities. These solutions include:

        . Design and installation of fueling facilities;
        . Upgrade of fueling systems;
        . Tank removals;
        . Cathodic protection of underground storage tanks and piping; . Equipment and installation distributor program; and . Manufacture, sales and service of fueling systems equipment.

We are able to build fueling facilities ranging from fully automated, non-attended systems to large convenience store facilities. We work closely with manufacturers, distributors and subcontractors to install the key components of these facilities, including the building, canopy, storage tanks, piping, dispensers, electronic equipment, signs and store fixtures. We maintain overall control over all these aspects to ensure a quality project.

        We have benefitted from the recent increase in the installation of fueling facilities by grocery store and hypermarket chains at the perimeters of their parking lots. The Wall Street Journal predicts that 50% of all grocery store chains are expected to offer gasoline sales by the end of 2004. This represents a $5 billion potential market size for these new fuel installations. This move into retail gasoline sales has provided an opportunity for us to use our experience in the fuel services industry to become a turn-key provider of fuel facilities.

         We have also benefitted from an increase in upgrading and remodeling activity. Many of the petroleum companies with retail operations have begun upgrading their facilities with modern fueling systems in response to the increased competition with the growing number of non-traditional fueling facilities. In addition, the recent trend of consolidations involving petroleum companies with retail operations has created a demand for our upgrading and remodeling services as the consolidated companies generally upgrade their fueling systems when their petroleum products are rebranded. The estimated market size for the upgrading and remodeling segment is approximately $2 billion annually based on industry figures. Our capabilities in upgrading and remodeling fuel facilities places us in a position to capture a portion of this market.

        Environmental Services

        We provide a number of environmental services to our fueling systems customers, including:

        . Environmental site assessments;
        . Soil and water remediation; and
        . Laboratory environmental analysis.

        Whenever an underground storage tank leak is suspected, an investigation to confirm the presence of a leak must be conducted within seven days. We perform these investigations. In addition, we may conduct site assessments for contamination in connection with sales and financing of commercial real estate. Our environmental services also include Phase I visual assessments and Phase II drilling and sampling. Our staff of hydrologists, environmental engineers and technicians:

        . Review any documents regarding historical uses of the site;
        . Analyze soil and water samples through our Lab One subsidiary; and . Study the sub-surface geology to determine if there is contamination or potential contamination of soil and water on the site.

        In connection with our performance of other services, opportunities arise for us to provide Phase III soil and water remediation services. These services primarily involve the treatment of ground or surface water and the use of our air sparging and vapor extraction products. These products utilize perforated pipes to inject air into the soil to promote the degradation of contaminants by endemic microbes and extract vapors produced by such degradation. In some cases, contaminated soil must be removed and transported to hazardous waste disposal sites. Our acquisition of Summit Environmental Services, Inc. in August 1999, expanded and complemented our remediation and environmental consulting services. Summit has been a leader in providing efficient and cost-saving clean-up of contaminated petroleum fueling sites under the "Pay For Performance" program adopted by the Oklahoma Corporation Commission in 1996, which is funded through the collection of fuel taxes. Under the Pay for Performance program, fixed amount remediation contracts are awarded by the Oklahoma Corporation Commission and are paid from encumbered funds as predetermined stages are completed. The average contract awarded under this program is approximately $555,000. The Oklahoma program has become a model for the programs which the U.S. Environmental Protection Agency (the "EPA") is encouraging other states to adopt.

        We estimate that total expenditures for these activities exceed $4.3 billion annually, including both private and government funded operations. We believe we are well positioned to capture a portion of this market segment through our extensive service offerings and the replication of Summit's operations in other states as they adopt programs to clean up contaminated fueling sites in the future.

        We also provide a number of other environmental services to a wide-variety of non-fuel facility customers, such as:

        . Air quality services;
        . Environmental drilling services;
        . Hazardous waste field services, including asbestos and lead removal; . Solid waste siting design and permitting;
        . Compliance services, including compliance with the Resource
          Conservation Recovery Act; and

        . Litigation support and expert testimony.

Our Strategy

        Our objective is to maximize shareholder value through profitable growth. In the past, our growth resulted primarily from expanding and diversifying our services, offering these services in new geographic markets and making strategic acquisitions. In the future, we will continue to seek and pursue strategic acquisitions as we identify companies which will expand our geographic scope or the scope of our services. However, we believe our primary growth will result from executing a business strategy focused on offering our customers an integrated package of services. For example, we expect to use our site development and financing to expand our SiteTrac.com service offerings and customer base. Likewise, we expect to cross-market our environmental expertise and compliance management services to our current SiteTrac.com customers. Finally, we expect to market all of our services to customers who rely on our environmental expertise.

Recent Acquisitions

        During 1999, we acquired the following businesses and assets:

        . In January 1999, we acquired the assets of National Environmental
          Corporation located in Largo, Florida. National Environmental was primarily a provider of environmental services to the owners and operators of fueling systems and to others.

        . In January 1999, we acquired the assets of a group of companies based in Greenville, North Carolina, operating as UTTS Environmental. The companies were providers of environmental services to owners and operators of fueling systems.

        . In April 1999, we acquired the assets of a division of Arizona
          Instrument Corporation based in Phoenix, Arizona. The assets primarily consisted of the Soil Sentry and Encompass leak detection systems for underground and above-ground storage tanks and their related patents.

        . In May 1999, we acquired the assets of TET Environmental Services,
          Inc. based in Columbia, South Carolina. TET Environmental Services was a provider of environmental services to owners and operators of fueling systems and others.

        . In September 1999, we acquired Summit Environmental Services, Inc.
          located in Enid, Oklahoma, pursuant to a merger. Summit Environmental Services was a provider of environmental services to owners and operators of fueling systems.

Competition

        We operate in a highly competitive environment. We compete against a large number of other companies and individual consultants in providing our various types of services, but very few companies offer the complete range of services which we provide. We have fewer competitors for the turn-key installation of fueling facilities for gasoline service stations and grocery and convenience store chains. The main factors on which we compete for business are personal contacts, experience, reputation, price, availability and location. We often must participate in a competitive bidding process in attempting to obtain contracts for our services.

        For certain competitive bid and other projects, particularly those involving large expenditures for labor or materials, the financial strength of the bidder may be an important factor. Many of our competitors have substantially greater financial and human resources than we do.

Marketing

        We maintain a full-time marketing staff of nine and have several other executives and division managers who spend a significant amount of time calling on prospective customers. Our marketing efforts are supported through national trade publication advertising, direct mail and trade show participation. Our marketing staff is responsible for responding to inquiries obtained through our advertising in trade publications, direct mail and trade show participation. A large percentage of our business is from previous customers and their referrals. We also obtain referrals from petroleum equipment manufacturers and environmental consultants with whom we have previously worked. Approximately 30% of the services performed by us has been pursuant to projects awarded by competitive bidding.

        We utilize distributors to generate sales outside the United States. We currently have relationships with eight distributors covering the marketing and distribution of our Encompass system in Sweden, Denmark, Norway, Netherlands, United Kingdom, Spain, Poland and Belgium.

Effect of Governmental Regulations

        The Resource Conservation Recovery Act, as amended by the Hazardous and Solid Waste Amendment of 1984, and as implemented by EPA regulations, is intended to protect human health and the environment from regulated substances, including leaks or spills from underground storage tanks. The term "regulated substances" includes motor fuels (gasoline and diesel) and chemicals used in manufacturing processes. The goals of the underground storage tank regulations include preventing leaks and spills, detecting leaks and spills, correcting problems caused by leaks and spills and requiring each state to undertake a regulatory program equal to or more stringent than required by the EPA.

        The regulations require the underground storage tank owner or operator to take action to correct problem underground storage tanks, to upgrade them to meet prescribed standards and to maintain them in proper condition. All underground storage tanks had to be tested not later than December 1993, and must be tested annually until upgraded to meet leak detection, spill and overfill prevention, interior lining, piping and cathodic protection standards established by the EPA. Required upgrading was to be completed by December 22, 1998. State regulations may be more stringent than federal regulations. Some states extended the enforcement deadline until the first or second quarter of 1999. However, a significant percentage of the sites did not meet the deadline and will either be permanently closed and dismantled or closed pending completion of work to meet current requirements. Owners of underground storage tanks also must demonstrate their financial ability to pay for damages caused by spills or leaks.

        For the most part, the applicable federal and state environmental regulations do not provide for liability for a contractor with respect to the removal of tanks or conducting remedial services. If a release occurs or if applicable standards are not met, such regulations hold the owner or operator of the tank responsible. Consequently, our only exposure would be based on general negligence principles and the contractual arrangement with the owner or operator of the tank. We maintain insurance coverage to protect us against any liabilities which may arise from the installation, removal or replacement of underground storage tanks. We believe that the amount and coverage of our insurance are standard in the industry and are consistent with prudent practices. However, there is no assurance that this insurance will be sufficient to avoid any substantial loss or liability by virtue of any negligent performance of or breach of our contractual obligations by us.

        Certain licensing requirements pertaining to entities which inspect, install, protect, repair and remove storage tanks and which investigate and clean up releases are in place in the states in which we operate. We and/or our employees maintain licenses in 19 states on an on-going basis and obtain licenses in other states as needed. Generally, state licenses are issued after review of applications which include descriptions of our experience, the backgrounds of our personnel and payment of the applicable license fees. In addition, some states require certain employees, such as tank testers and installers, to be separately licensed. Usually passing a written examination is required to obtain these licenses. We have not encountered any material difficulties in obtaining required licenses, but we cannot predict when licensing requirements may change.

        As part of the remediation services offered to our customers, we often dispose of, or arrange for the disposal of, contaminated soil or water. Prior to any disposal, we must obtain approval from the appropriate state agency to dispose of the contaminated soil in an approved landfill. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), any person who disposes of statutorily defined hazardous substances at a disposal site is potentially liable for clean up costs if there is a release from such disposal site. However, petroleum products continue to be excluded for the most part from the scope of these provisions. Since virtually all of the material which we dispose or arrange the disposal of consists of petroleum products and material contaminated by petroleum products, we are largely exempt from these provisions of CERCLA. The only exposure we likely face in this area would be for failure to obtain necessary state agency approvals for disposal of waste materials or the failure to dispose of such materials in approved landfills.

Dependence on Major Customers

         We received 10% of our total revenues from a regional oil marketer in 1999 and 14% of our total revenues from a major oil marketer in 1998. We believe that we have a broad overall customer base and the loss of any single customer would not have a material adverse effect on our business, although the loss of several of these customers could have such an effect.

Trademarks, Licenses, and Patents

        On November 1, 1992, we entered into a license agreement to use patented technology for testing above-ground storage tanks. The patent is dated January 1, 1990, and the license expires at the expiration of the patent and requires us to pay the licensor 2% of our annual revenues from use of the technology. We have not yet realized significant revenues from the use of such technology, but anticipate that utilization of the technology may produce significant new revenue if more states and the Federal government enact legislation for above-ground storage tank testing and upgrading.

        We have a number of patents on our Encompass and Soil Sentry products acquired from Arizona Instrument Corporation as part of an acquisition of the tanking monitoring division of that company. The patents relate to devices for the electronic monitoring of tank leaks. These patents cover:

Description of Patent                           Patent No.      Issue Date
---------------------                           ----------      ----------
Fuel Tank Vent Valve and Probe Assembly         5,706,857     January 13, 1998
Fuel Tank Transducer Module Circuit             5,594,352     January 14, 1997
Soil Pollution Monitory System                  4,618,855     October 10, 1986
Liquid Measuring System and Methods             5,939,634      August 17, 1999
Liquid Measuring System and Methods             5,979,233     November 9, 1999

         We also own a patent on a liquid separator (patent no. 5,229,015 issued July 20, 1993) acquired from Nautus, Inc. The gravity type liquid separator (commonly called an oil/water separator) is a device used to separate a mixture of immiscible liquids of different densities. The patent covers the randomly arranged, loosely packed, coalescing medium within a container.

         We own the registered trademark, Soil Sentry(R) and, subject to the rights of the American Petroleum Institute, Encompass(R). We have a pending trademark application for the registration of SiteTrac.com with the United States Patent and Trademark Office.

         We currently rely on a combination of patent, trademark, service mark and trade secret laws and contractual provisions to establish and protect our proprietary technology in our services. Although we currently have no patented or proprietary technology that would preclude or inhibit competitors from entering our markets, we believe our success is partially dependant upon our proprietary technology. We cannot assure you that the steps taken by us to protect our proprietary technology will prove sufficient to prevent infringement or misappropriation of our technology or to deter the development or acquisition of similar or superior technology by others. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the proprietary rights of others, or to defend against claims of infringement, misappropriation or invalidity. Litigation could result in substantial costs and a diversion of our resources.

         We recently changed our name from National Environmental Service Co. to NESCO, Inc. We have used the name NESCO in our business ever since the company was formed, but we have never registered that name as a trade mark or service mark. We recently received a notice from another company claiming that we are infringing on its registered service mark. We do not believe that we are infringing on that service mark and expect to vigorously defend any legal proceedings that may be brought on this issue.

Employees

         As of January 31, 2000, we had 212 full-time employees, including five senior managers, 16 division managers, 24 field supervisors, nine marketing employees, 36 professionals, 38 accounting/clerical/drafting personnel, and 84 technical and field personnel. Our professionals have expertise in hydrogeology, environmental engineering, biology and chemistry. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations to be excellent.

Item 2.  Description of Property.

         We own the following properties:

         . Corporate Headquarters - Tulsa, Oklahoma (offices - 9000 square feet;
           warehouse - 10,000 square feet; and equipment storage yard -4,500 square feet). The property is mortgaged to secure indebtedness having an outstanding principal balance of $385,002 at December 31, 1999.

         . San Antonio Division Offices - San Antonio, Texas (office/warehouse -
           4000 square feet).

         . Columbia Division Offices - Columbia, South Carolina (office -5300 square feet; warehouse - 3680 square feet; and shed - 2,784 square feet).

         Both the San Antonio and Columbia properties are security for our secured line of credit which had an outstanding principal balance of $7.45 million at January 31, 2000.

         We also lease the following office and/or warehouse facilities:

                                                                                 Annual
                                                                                 ------
         Location                                           Square Feet      Lease Payments     Lease Expiration
         --------                                           -----------      --------------     ----------------
         Office and warehouse facilities:
         Dallas, Texas                                          8,230            $35,520           9-30-2001
         Clearwater, Florida                                   12,946            $66,000           9-14-2003
         Pittsburgh, Pennsylvania                               7,400            $18,000           9-30-2001

         Office facilities:
         Oklahoma City, Oklahoma                                3,600            $16,800        Month-to-month*
         Greenville, North Carolina                             2,000            $31,200           9-30-2000
         Tempe, Arizona                                         8,928            $65,353           5-31-2004
         Macon, Georgia                                         2,340            $17,550           9-30-2002
         Enid, Oklahoma                                         2,640            $13,200           7-31-2003
         Edmond, Oklahoma                                       1,855            $22,800        Month-to-month*

         Warehouse facilities:
         South Charleston, West Virginia                        1,000             $4,800        Month-to-month

         *We intend to build a new facility in Oklahoma City in the near future to consolidate our Oklahoma City and Edmond, Oklahoma, offices.

         At January 31, 2000, we had outstanding loans aggregating approximately $12.2 million in principal amount which are secured by our vehicles, equipment, real estate and other assets. This amount includes the balance owed under our line of credit, which was $7.45 million at January 31, 2000.

Item 3.  Legal Proceedings

         We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, and are currently, a party to certain legal proceedings arising in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 1999, a proposal to amend our certificate of incorporation to change the name of the Company from National Environmental Service Co. to NESCO, Inc. was submitted the holders of a majority of our outstanding common stock.. These shareholders, who held a total of 4,723,346 shares of our outstanding common stock, adopted the resolution by a written consent to action in lieu of a special meeting of the shareholders. An information statement notifying our shareholders was first mailed to them on or about December 7, 1999. The amended Certificate of Incorporation was filed with the Oklahoma Secretary of State on December 9, 1999, but was not effective until December 27, 1999.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock began trading on March 7, 1995, on the OTC Bulletin Board. Prior to that time, there was no public trading market for the stock. On January 24, 1996, our common stock began trading on the Nasdaq SmallCap Market under the symbol "NESC." We have applied to have our common stock traded on the Nasdaq National Market under the same symbol. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock on the Nasdaq SmallCap Market. These quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

              1998:                                High            Low
                                                   ----            ---
                   First quarter                 $3.375          $ 2.25
                   Second quarter                  2.75            1.50
                   Third quarter                   2.00           1.125
                   Fourth quarter                  2.00           1.375
              1999:
                   First quarter                 $2.875          $ 1.50
                   Second quarter                 2.875           1.875
                   Third quarter                   4.00           2.375
                   Fourth quarter                 3.313           2.125

        At December 31, 1999, our common stock was held by 223 holders of record and by an estimated 1,190 additional shareholders whose shares were registered in street name.

        We do not presently intend to declare or pay dividends on our common stock. Whether we pay dividends in the future will depend on the applicable legal and contractual restrictions, as well as our earnings, financial position, expansion plans and objectives and cash requirements, among other factors. Our loan agreement with the Bank of Oklahoma, N.A. prohibits us from paying any dividends on our common stock without the bank's consent.

Item 6. Management"s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Results of Operations for the Year Ended December 31, 1999, to the Year Ended December 31, 1998.

        The Company had revenues of $29,567,000 in 1999 compared to $21,207,000 in 1998, a 39% increase. Fueling systems installation and upgrade revenue increased 8% to $16,067,000 in 1999 as compared to $14,872,000 for 1998, consisting of a 39% increase in construction and repair revenues to $11,603,000 in 1999 compared to $8,331,000 in 1998, partially offset by a 47% decline in cathodic protection revenues ($3,403,000 in 1999 compared to $6,368,000 in 1998). Construction and repair revenues increased due to a significant increase in the installation of turn-key ground-up fueling systems in 1999. The reduction in cathodic protection revenues resulted from greater 1998 sales of cathodic protection kits and increases in the 1998 installation of cathodic protection systems by the Company due to the

December 1998 deadline for regulatory compliance by owners and operators of underground storage tanks.

         Revenues from our environmental segment increased 128% to $12,562,000 in 1999 compared to $5,520,000 in 1998 due to increased business activity. Within our environmental segment, site assessments revenue increased 194% or $3,021,000 in 1999 compared to 1998 ($4,574,000 compared to $1,553,000) and the remediation portion of the environmental segment increased $3,890,000 in 1999 compared to 1998 ($7,979,000 compared to $4,089,000). The increases resulted from the addition of activities and contracts of TET Environmental Services in May 1999, and the greater volume of environmental work added by the Company's Oklahoma and South Carolina divisions not included in the revenues added by TET Environmental's contracts. .

         The miscellaneous segment increased 15% or $123,000 in 1999 compared to 1998 ($938,000 compared to $815,000). This increase resulted from the pump and service maintenance operation in Dallas, Texas, and Tulsa, Oklahoma. The pump service and maintenance revenues account for substantially all of the miscellaneous segment revenues.

         Costs and expenses in 1999 were $18,826,000 compared to $12,716,000 in 1998, an increase of 48%. Costs and expenses for 1999 represented 64% of total revenue for the year compared with 60% for 1998. The increase in percentage of costs and expenses in 1999 resulted from decreased sales of cathodic protection goods and services during 1999, a revenue category with a relatively high gross margin. The increase in the amount of costs and expenses is due generally to the increased business activity during 1999.

         The percentage of increase in labor costs was 93%, higher than the 39% growth in revenues during the same period, due to the addition of employees from various acquisitions. The acquisition of the assets of four companies during 1999 added many employees to the payroll (National Environmental Corporation and UTTS Environmental in January 1999, TET Environmental Services in April 1999, and a division of Arizona Instrument Corporation in May 1999. Labor costs for 1999 were $4,878,000 in 1999 compared to $2,527,000 due to the greater use of our employees on Company jobs. This greater usage of our personnel was enhanced by our acquisition of various companies and subsequent sharing of personnel between divisions.

         Supplies and materials cost increased 58% in 1999 to $6,133,000 compared to $3,881,000 for 1998. The increase was due to the increase in business activity primarily from the greater volume of turn-key fueling systems installed in 1999 compared to 1998. Depreciation expense increased 28%, to $476,000 compared to $370,000 in 1998, due to the significant increase in vehicles and equipment added to the company during 1999. Equipment rental expense increased $187,000, or 86%, from $216,000 in 1998 to $403,000 in 1999 due to the increased business activity and the greater use of Company personnel as opposed to subcontractors in 1999 compared to 1998.

         Lab services expense was $756,000 in 1999 compared to $173,000 in 1998. This 338% increase was due to the addition of the environmental contracts of TET Environmental Services in April 1999, the greater volume of environmental work added by the Oklahoma division, and the growth in environmental work performed by the Company's South Carolina division excluding the additional work received from the TET Environmental contracts. Lodging on the job increased $129,000. The lodging on job expense for 1999 was $281,000 compared to $152,000 in 1998. The increase in work performed in 1999 and the greater use of Company personnel as opposed to subcontractors accounted for the 85% increase. Vehicle expense except depreciation was $430,000 in 1999 compared to $257,000 in 1998. The increase in expense is attributable to the larger numbers of vehicles owned and maintained by the Company through new acquisitions of vehicles and vehicles added through acquisitions of companies in 1999.

         Selling, general and administrative expenses were $6,822,000 in 1999 compared to $4,203,000 in

1998, an increase of 62%. The $2,619,000 increase in 1999 was due to normal salary increases and the addition of acquisitions to existing offices in Florida and South Carolina. Also, offices were added through acquisitions in Arizona, North Carolina, and two offices in Oklahoma. Salaries accounted for $726,000 of the $2,619,000 increase in 1999 compared to 1998. Salaries increased 32% to $2,981,000 in 1999 compared to $2,255,000 in 1998. Office rent, telephone expense, and office supplies and postage were $925,000 in 1999 compared to $484,000 in 1998. Office rent, telephone expense, and office supplies and postage were higher due to increased business activity, the addition of four offices, and the leasing of larger facilities for two offices to accommodate a larger staff due to acquisitions. Bad debt expense increased to $354,000 in 1999 compared to $21,000 in 1998. Approximately 68% of the bad debt expense was attributable to an adverse decision on a Company lawsuit for non-performance brought against one of its suppliers on a government contract. The Company has appealed the court's decision.

         Interest expense is higher due to the larger debt balance in 1999 resulting from funding for long-term contracts, additional working capital, and purchases of machinery and equipment. Interest expense for 1999 was $677,000 compared to $407,000 in 1998.

         Discounts earned increased to $230,000 in 1999 compared to $34,000 in 1998. The discounts earned are included in other income. The increase in discounts earned resulted from the efforts of the Company to take such discounts when available.

Capital resources and liquidity

Cash on hand at the end of 1999 was $629,000 compared to $331,000 at the end of 1998.

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

         On September 10, 1999, the Company acquired all of the issued and outstanding shares of Summit Environmental Services, Inc., Enid, Oklahoma, in exchange for 1,488,503 shares of the Company's common stock. The transaction was accounted for under pooling of interests rules.

         Between December 3 and December 9, 1999, the Company repurchased 4,300 shares of its common stock at an average price of $2.99 per share or $12,800.50.

         The Company continued to make periodic debt repayments during this period.

Year 2000

         The Year 2000 issue represented a potentially serious information systems problem because many software applications and operation systems written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers and other systems relying on date sensitive computer chips to either shut down or provide incorrect data or information.

         The Company's principal exposures were (1) in its inability to process accounting transactions and invoice customers and (2) the ability of its vendors and service suppliers to provide critical components or services to the Company. The Company did not encounter material problems in either respect. The Company developed contingency plans to implement a manual system for accounting and invoicing functions and identifying alternative sources for the goods and services that are critical to the Company. This contingency plan remains available for implementation should any subsequent Year 2000 problems occur. The Company believes that its customer base is sufficiently broad and varied and that it will not encounter material difficulties if the ability of some of them to do business were substantially curtailed due to any remaining Year 2000 problems. Additionally, the fueling systems industry tends to utilize electronics and systems which are not particularly date sensitive.

         The Company estimates that the cost to address its Year 2000 compliance issues was not significant. Substantially all of the Company's computer hardware and software are "off-the- shelf" versions which the Company believes can be upgraded or replaced as required. The cost for such replacements is currently estimated to be approximately $20,000 and has not materially changed from prior estimates. The Company believes that there will not be Year 2000 effects on operating trends.

Item 7.  Financial Statements.

         The Company"s Consolidated Financial Statements required by this item begin at page F-1 hereof.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Information required by this item is incorporated by reference to the sections entitled "Election of Directors," " Executive Officers""and "Section 16(a) Beneficial Ownership Compliance" of the Company"s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company"s 2000 annual meeting.

Item 10.  Executive Compensation

         Information required by this item is incorporated by reference to the sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company"s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company"s 2000 annual meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the Section entitled "Principal Shareholders " of the Company"s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company"s 2000 annual meeting.

Item 12.  Certain Relationships and Related Transactions

         Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company"s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company"s 2000 annual meeting.

Item 13.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               3.1 Amended and Restated Certificate of Incorporation of National Environmental Service Co. and amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant"s Registration Statement on Form SB-2, No. 33-78612-D, (the "Registration Statement").
               3.1a Amendment to Amended and Restated Certificate of Incorporation of National Environmental Service Co., dated June 17, 1994 (incorporated by reference to Exhibit 3.1a to the Registration Statement).
               3.1b Amendment to the Amended and Restated Certificate of Incorporation of National Environmental Service Co., dated December 8, 1999
               3.2 Amended and Restated Bylaws of National Environmental Service Co., as amended on June 16, 1994 (incorporated by reference to Exhibit 3.2 to the Registration Statement).
               4.1   Form of Stock Certificate (incorporated by reference to
                     Exhibit 4.1 to the Registrant"s Form 10-KSB for the year ended December 31, 1994 (the "1994
               4.2 National Environmental Service Co. Common Stock Purchase Warrant to Peacock, Hislop, Staley & Given, Inc. dated January 21, 1998 (incorporated by reference to Exhibit 4.2 to the 1997 10-KSB).
                10.5 National Environmental Service Co. 1994 Employee Stock Plan
                     dated April 22, 1994. (incorporated by reference to Exhibit
                     10.7 to the 1994 10-KSB).
                10.6 National Environmental Service Co. 1994 Director Stock
                     Option Plan dated April 22, 1994 (incorporated by reference to Exhibit 10.8 to the 1994 10-KSB).
                10.9 Copy of Revolving Credit and Term Loan Agreement,
                     Promissory Notes, and Security Agreement dated as of July 15, 1997, between the Company and Bank of Oklahoma, N.A., and forms of Promissory Note and Security Agreements executed and delivered pursuant thereto (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB dated June 30, 1997).
               10.10 Copy of Amendment One to Revolving Credit Agreement and
                     Term Loan Agreement dated December 2, 1997 and Promissory Note between the Company and Bank of Oklahoma, N.A.
               10.11 Copy of Amendment Two to Revolving Credit and Term Loan
                     Agreement dated as of July 2, 1998 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 on Form 10-QSB for the quarter ended June 30, 1998).
               10.12 Copy of Amendment Three to Revolving Credit and Term Loan
                     Agreement dated April 30, 1999 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference Exhibit 10.20 to Form 10-QSB dated June 30,
                     1999).
               10.13 Copy of Fourth Amendment to Revolving Credit and Term Loan
                     Agreement dated February 15, 2000 and Promissory Note between the Company and Bank of Oklahoma, N.A.
               10.14 Citizens" Bank of Tulsa Credit Agreement dated February 27,
                     1998 (incorporated by reference to Exhibit 10.14 to the 1997 10-KSB).
               10.15 Agreement and Plan of Merger with respect to Lab One
                     Analytical, Inc. dated January 30, 1998 (incorporated by
                     reference to Exhibit 10.15 to the 1997 10-KSB).
               10.16 Copy of Purchase Agreement dated July 15, 1998 to be effective as of June 26, 1998 between National
                     Environmental Service Company and Steffen, Robertson & Kirsten (U.S.), Inc. (incorporated by reference to Exhibit
               10.17 on Form 10-QSB for the quarter ended June 30, 1998).
               10.18 Definitive Agreement dated December 16, 1998, containing the terms of the acquisition of certain assets and the assumption of certain liabilities of THH Alpha, Inc., THH Services, LTD., UTTS Services, LTD., UTTS, Inc., and Carolina Drilling Services, Inc. (incorporated by reference to Exhibit 10.18 on Form 10-KSB dated December 31, 1998).
               10.19 Agreement for Acquisition of certain assets and the
                     assumption of certain liabilities of National Environmental Corporation, dated December 18, 1998 (incorporated by reference to Exhibit 10.19 on Form 10-KSB dated December 31, 1998).
               10.20 Copy of Asset Purchase Agreement dated May 3, 1999, by and between National Environmental Service Co. and TET Environmental Services, Inc. (incorporated by reference to
                     Exhibit 2.1 on Form 8-K dated May 18, 1999).
               10.21 Copy of Asset Purchase Agreement dated April 30, 1999, by and between National Environmental Service Co. and Arizona Instrument Corporation (incorporated by reference to Exhibit 10.22 on Form 10-QSB dated June 30, 1999).
               10.22 Copy of Stock Acquisition Agreement and Plan of
                     Reorganization dated September 10, 1999, by and between National Environmental Service Co. and Summit Environmental Services, Inc. (incorporated by reference to Registrant's

                     Form 8-K dated September 21, 1999).
               21.1  Subsidiaries of National Environmental Service Co.
               23.1 Consent of Tullius Taylor Sartain and Sartain, Independent Auditors, dated February 22, 2000
               27.1  Financial Data Schedule

         (b)   Reports on Form 8-K

         On November 12, 1999 we filed an amendment to our current report on 8-K previously filed on September 22, 1999, describing the September 10, 1999 acquisition of Summit Environmental Services, Inc. The transaction was accounted for as a pooling of interests and the following financial statements reflecting the effects of the acquisition were included in that amendment:

         Independent Auditor's Report

         Supplemental Consolidated Balance Sheet as of December 31, 1998

         Supplemental Consolidated Statements of Income for the years ended December 31, 1998 and 1997

         Supplemental Consolidated Statement of Changes in Shareholders Equity for the years ended December 31, 1998 and 1997

         Supplemental Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997

         Notes to Supplemental Consolidated Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Report of Independent Auditors                                                                   F-2

Consolidated Balance Sheet as of December 31, 1999                                               F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1999 and 1998                                                                    F-4

Consolidated Statement of Changes in Shareholders" Equity
   for the Years Ended December 31, 1999 and 1998                                                F-5

Consolidated Statements of Cash Flows for the Years Ended

   December 31, 1999 and 1998                                                                    F-6

Notes to Consolidated Financial Statements                                                       F-7

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
National Environmental Service Co.



We have audited the accompanying consolidated balance sheet of NESCO, Inc. (the "Company") as of December 31, 1999, and the related consolidated statements of income, changes in shareholders" equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NESCO, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 15 to the financial statements, the supplemental consolidated financial statements previously issued for the year ended December 31, 1998, have been retroactively restated for the change in accounting for certain performance incentive contracts.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
February 22, 2000

                                  NESCO, Inc.
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999
                           (In Thousands of Dollars)

                                    ASSETS
                                    ------
Current assets:
         Cash                                                                                             $    629
         Accounts receivable, trade, net of allowance for doubtful accounts of $240                          7,363
         Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                                          2,392
         Deferred income taxes                                                                                 170
         Materials and supplies                                                                              2,262
Prepaid expenses                                                                                               158
                                                                                                          --------
         Total current assets                                                                               12,974
                                                                                                          --------
Property and equipment, at cost:
         Land                                                                                                   50
         Buildings and improvements                                                                          1,199
         Vehicles                                                                                            3,027
         Testing, drilling and other equipment                                                               1,852
         Furniture, fixtures and other                                                                       1,602
                                                                                                          --------
                                                                                                             7,730
         Less accumulated depreciation                                                                       2,619
                                                                                                          --------
         Property and equipment, net                                                                         5,111
                                                                                                          --------
Lease contracts receivable                                                                                   2,157
Goodwill, net of accumulated amortization of $52                                                             2,293
Other                                                                                                          360
                                                                                                          --------
Total assets                                                                                              $ 22,895
                                                                                                          ========

                     LIABILITIES AND SHAREHOLDERS" EQUITY
                     ------------------------------------

Current liabilities:
         Current maturities of notes payable                                                              $  1,662
         Accounts payable                                                                                    1,641
         Accrued income taxes                                                                                  776
         Other accrued liabilities                                                                             793
                                                                                                          --------
         Total current liabilities                                                                           4,872
                                                                                                          --------
Long-term notes payable                                                                                     10,468
                                                                                                          --------
Deferred income taxes                                                                                          424
                                                                                                          --------
Commitments and contingencies
Shareholders" equity:
         Preferred Stock; 1,000,000 shares authorized; none issued Common Stock;
         par value $.01; authorized 20,000,000 shares;
            issued 9,388,643 shares                                                                             94
Additional paid-in capital                                                                                   4,139
         Retained earnings                                                                                   3,224
         Common stock in Treasury, at cost, 162,788 shares                                                    (326)
                                                                                                          --------
         Total shareholders" equity                                                                          7,131
                                                                                                          --------
Total liabilities and shareholders" equity                                                                $ 22,895
                                                                                                          ========

   The accompanying notes are an integral part of the financial statements

                                  NESCO, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                     For the Years Ended December 31, 1999 and 1998
              (In Thousands of Dollars except per share amounts)

                                                 1999        1998
                                               --------    --------
Revenue:
     Fueling Systems                           $ 16,067    $ 14,872
     Environmental                               12,562       5,520
     Miscellaneous                                  938         815
                                               --------    --------
     Total Revenue                               29,567      21,207

Costs and expenses                               18,826      12,716
Selling, general and administrative expenses      6,822       4,203
                                               --------    --------
Income from operations                            3,919       4,288

Other income (expense):
     Interest                                      (677)       (407)
     Other, net                                     240         122
                                               --------    --------
Income before income taxes                        3,482       4,003
                                               --------    --------
 Provision (benefit) for taxes on income
     Current                                      1,422       1,298
     Deferred                                      (104)        219
                                               --------    --------
                                                  1,318       1,517
                                               --------    --------
Net income                                     $  2,164       2,486
                                               ========    ========
Basic net income per share                     $   0.24    $   0.27
                                               ========    ========
Diluted net income per share                   $   0.23    $   0.27
                                               ========    ========

   The accompanying notes are an integral part of the financial statements.

                                  NESCO, Inc.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS" EQUITY
                For the years ended December 31, 1999 and 1998
                           (In Thousands of Dollars)

                                                                  Common       Additional
                                      Common                    Stock        Paid-in       Retained     Treasury
                                Stock shares                    Issued       Capital       Earnings      Shares         Total
                                ------------                    ------       -------       --------      ------         -----
                                  Issued       In Treasury
                                  ------       -----------
Balance at Dec 31, 1997            8,976,143        12,376    $       90    $    3,284   $      866   $      (48)   $    4,192

Shares sold                          400,000            --             4           695           --           --           699
Shares issued to acquire
    business                          12,500            --            --            19           --           --            19
Purchase of treasury stock                --       110,615            --            --           --         (192)         (192)
Summit owner distributions
    net of current income taxes                                                                             (987)         (987)
Net income                                                                                                 2,486         2,486
                                ------------   -----------    ----------    ----------   ----------   ----------    ----------
Balance at Dec 31, 1998            9,388,643       122,991            94         3,998        2,365         (240)        6,217

Stock option issuances                                                             120                                     120
Stock options exercised                            (50,000)                        (28)                      103            75
Purchase of
    treasury stock                                 249,797                                                  (494)         (494)
Sale of treasury stock                            (120,000)                                                  240           240
Summit owner distributions
   net of current income taxes                                                               (1,305)                    (1,305)
Shares and options used to
    acquire businesses                             (40,000)                         49                        65           114

Net income                                                                                    2,164                      2,164
                                ------------   -----------    ----------    ----------   ----------   ----------    ----------
Balance at Dec 31, 1999            9,388,643       162,788            94         4,139        3,224         (326)        7,131

   The accompanying notes are an integral part of the financial statements.

                                  NESCO, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1999 and 1998
                           (In Thousands of Dollars)

                                                             1999       1998
                                                           -------    -------
Operating activities:
     Net income                                            $ 2,164    $ 2,486
     Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                         684        457
         Stock options issued as consideration                 120         --
         Deferred taxes                                       (104)       195
         Change in:
              Accounts receivable                            1,361     (2,803)
              Costs and estimated earnings in excess
               of billings on uncompleted contracts           (717)       878
              Materials and supplies                          (308)       (67)
              Prepaid expense                                 (117)        50
              Accounts payable                                (550)      (533)
              Accrued liabilities                              390        611
              Lease contracts receivable                    (2,157)        --
              Other                                           (704)       (16)
                                                           -------    -------

Net cash provided by operating activities                       62      1,258
                                                           -------    -------

Investing activities:
     Acquisition of  businesses, net of cash acquired       (4,114)      (498)
     Purchases of property and equipment                    (1,678)       (72)
     Proceeds from sales of property and equipment             121         11
                                                           -------    -------
     Net cash used in investing activities                  (5,671)      (559)
                                                           -------    -------
Financing activities:
     Proceeds from issuance of common stock
            and exercised options                              323        699
     Proceeds from notes payable and
            long-term  obligations                           4,788      2,970
     Net change in line of credit                            3,550        500
     Decrease in notes payable to related parties               --        (31)
     Summit ownership distributions                         (1,174)      (987)
     Principal payments on notes payable and
            long-term obligations                           (1,086)    (3,729)
     Purchase of common shares                                (494)      (192)
                                                           -------    -------
     Net cash provided by financing
            activities                                       5,907       (770)
                                                           -------    -------
Increase (decrease) in cash                                    298        (71)
Cash, beginning of year                                        331        402
                                                           -------    -------
Cash, end of year                                          $   629    $   331
                                                           =======    =======
   The accompanying notes are an integral part of the financial statements.

                                  NESCO, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - NESCO, Inc. (the "Company"), (National Environmental Service Co. until December 27, 1999, when it changed its name to NESCO, Inc.) is engaged in the business of providing installation of fueling systems, equipment, maintenance, and services to the owners and operators of petroleum fueling systems. These services include site management (fuel inventory management, environmental compliance monitoring and reporting, and facility maintenance management); site development and financing (land acquisition, design, construction, and financing); site installation and upgrades. The Company is also engaged in the business of environmental services (site analysis and remediation). The Company, an Oklahoma corporation, is headquartered in Tulsa, Oklahoma. The Company's markets are primarily domestic with division facilities in Oklahoma City, Oklahoma; Dallas and San Antonio, Texas; Clearwater, Florida; Columbia, South Carolina; Greenville, North Carolina; South Charleston, West Virginia; Greensburg, Pennsylvania; Macon, Georgia, and Tempe, Arizona.

         CONSOLIDATION - The Company owns 100% of Fuel Recovery Systems, Inc., Lab One Analytical, Inc. ("Lab One"), THH Alpha, Inc., Carolina Drilling Services, Inc., and Summit Environmental Services, Inc. ("Summit"). The financial statements of these companies are consolidated. Inter-company accounts and transactions are eliminated in consolidation.

         MATERIALS AND SUPPLIES - Materials and supplies consist of purchased materials and are valued at cost (first-in, first-out).

         PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 20 years. Gains and losses on retirement of property and equipment are recognized in the period of retirement. Depreciation expense totals $649,000 and $452,000 for the years ended December 31, 1999 and 1998, respectively.

         NET INCOME PER SHARE - Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding.

         INCOME TAXES - Deferred taxes are determined under the liability method, whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. At December 31, 1999 and 1998, deferred taxes were recorded primarily for temporary differences related to depreciation of fixed assets.

         FINANCIAL INSTRUMENTS - The Company's financial instruments consist of trade accounts receivable, trade accounts payable, short-term and long-term debt. The carrying amounts of these financial instruments approximate fair value at December 31, 1999. The fair value of debt is estimated based on current rates offered for similar debt.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers, cost and estimated earnings in excess of billings on uncompleted contracts which will be due from customers when billable under the contracts, and lease contracts receivable. The Company does not require collateral from its customers although it may have the ability to place liens. Such credit risk is considered by management to be limited due to the Company's broad customer base. One commercial customer accounted for 10% of sales in 1999 and a different customer for 14% of sales in 1998.

         REVENUE RECOGNITION -The Company enters into fixed fee, cost-plus-fee, and performance incentive contracts. For long-term contracts, other than performance incentive contracts, revenue is recognized on the percentage of completion method measured by the percentage of direct costs to date to estimated total direct costs for each long-term contract. For performance incentive contracts, revenue and contract costs are recognized upon attainment of the performance criteria specified in the contracts. For short-term and multiple unit contracts, revenue is recognized as services are rendered, based on physical completion of the project. Related costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets including goodwill; valuation allowances for receivables, and inventories; and potential litigation claims and settlements.

         COMPREHENSIVE INCOME - The Company has no comprehensive income items for the two years in the period ended December 31, 1999. Therefore, net income equals comprehensive income.

         GOODWILL - Goodwill resulting from business acquisitions is amortized over the estimated period of benefit of 20 years. Amortization expense is $35,000 in 1999 and $5,000 in 1998.

         EMPLOYEE STOCK OPTIONS - When the exercise price of employee stock options equals or exceeds the market value of the stock at the date of grant, the Company recognizes no compensation expense.

         NEW ACCOUNTING STANDARD - The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

2.       ACQUISITIONS

                  On September 10, 1999, NESCO completed a merger with Summit Environmental Services, Inc. by exchanging 1.49 million shares of its common stock for all of the common stock of Summit.

                  The merger was accounted for as a pooling of interests and accordingly all prior period financial statements have been restated to include the combined results of operations, financial position, and cash flows of Summit.

                  The following information presents certain income statement data of the separate companies for the periods preceding the merger (1998 information is restated - see Note 15) (in thousands):

                                               1999      1998
                                             -----------------
                         Net Sales
                         NESCO               $24,572   $18,304
                         Summit                4,995     2,903
                                             -----------------
                         Total               $29,567   $21,207

                         Net Income
                         NESCO               $   539   $ 1,332
                         Summit                1,625     1,054
                                             -----------------
                         Total               $ 2,164   $ 2,486

                  Until the merger, Summit was operated as a limited liability company which is taxed as a partnership. Accordingly, Summit incurred no income taxes until the merger. For purposes of presenting the combined operation of the Company and Summit on a retroactive basis, Summit's income has been adjusted by $429,000 in 1999 and $728,000 in 1998, representing a provision for income taxes at an effective 38% combined federal and state tax rate. Taxes on Summit's temporary differences have been credited to deferred income taxes payable and the remainder has been credited to retained earnings.

                  There were no material transactions between NESCO and Summit prior to the merger. The effects of conforming Summit's accounting policies to those of NESCO were not material.

                  On March 3, 1999, Applied Geoscience Environmental Services, L.L.C., which was formed and controlled by Summit's members, acquired the operating assets of Applied Geoscience Environmental Services, Inc., an unrelated company engaged in the environmental service business in Oklahoma. The assets were acquired for $425,000 cash.

                  On January 1, 1999, the Company acquired the assets of a company in Largo, Florida, for $50,000 cash and the assumption of certain liabilities totaling $95,590. The acquired business is a provider of environmental, drilling, and related services to the owners and operators of fueling systems as well as other businesses.

                  On January 11, 1999, the Company acquired the assets, subject to certain liabilities assumed, of a group of companies based in Greenville, North Carolina, which provides services to the owners and operators of fueling systems. The purchase price of the assets acquired was $791,000 consisting of $250,000 cash, notes payable, and the award of 40,000 shares of common stock, and stock options to purchase 45,000 shares at $2.00 per share.

                  On April 30, 1999, the Company acquired the assets of a division of Arizona Instrument Corporation, Phoenix, Arizona, for cash in the amount of $1,062,000. Assets acquired relate to the manufacture and marketing of the Soil Sentry and Encompass Systems for the remote monitoring of fueling systems.

                  On May 7, 1999, the Company acquired assets and assumed certain liabilities of TET Environmental Services, Inc., Columbia, South Carolina ("TET"). TET is a provider of environmental consulting and services to the fueling systems industry. The purchase price was $2,328,000.

                  Each of the five business combinations described above was accounted for using the purchase method of accounting. A portion of each purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values, at the dates of the acquisitions, and the remainder of the purchase prices was recorded as goodwill. Total goodwill in connection with these five acquisitions of $2,250,000 is being amortized over 20 years.

                  The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma combined results of the Company, and the five purchase business combinations described above as if the acquisitions had taken place at the beginning of 1999 and 1998:

                                           1999          1998
                                         -----------------------
                                               (unaudited)
         Net sales                       $29,817        $ 28,683
         Net income                      $ 2,099        $  2,879
         Net income per share:
                  Basic                  $  0.23        $   0.31
                  Diluted                $  0.23        $   0.31

3.       ACCOUNTS AND LEASE CONTRACTS RECEIVABLE

                  Accounts receivable consist of unpaid billings for long-term percentage of completion type contracts, billings for short-term multiple unit contracts (completed contracts), and completed contract projects not yet billed. Retainage receivable at December 31, 1999, totaled $239,000.

                  Accounts receivable at December 31, 1999, include amounts subject to claims of $581,000 arising from disputes. The Company is suing to collect various collection matters. In the opinion of the Company's legal counsel, the Company has valid claims against the defendants.

                  Lease contracts receivable result from customer leases of NESCO constructed fueling facilities that qualify as sale-type leases. Annual future lease payments to be received under sales-type leases are as follows (dollars in thousands):
                           2000                                 $  243
                           2001                                    305
                           2002                                    305
                           2003                                    305
                           2004                                    305
                           Thereafter                            3,109
                                                                ------
                                                                 4,572
                           less unearned interest at 11.5%       2,374
                                                                ------
                           Total                                 2,225
                           less current principal portion
                               (included in accounts reeivable)    (68)
                                                                ------
                                                                $2,157

         4.       UNCOMPLETED CONTRACTS

                  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows (in thousands):

                                                                  1999
                                                                 ------
             Costs incurred on uncompleted contracts             $2,485
         Estimated earnings recognized                            6,442
                                                                 ------
                                                                  8,927
         Billings to date                                         6,535
                                                                 ------
                                                                 $2,392
                                                                 ======

                  Included in the accompanying balance sheet under the following caption:

         Costs and estimated earnings in excess of
         billings on uncompleted contracts                       $2,392
                                                                 ======
5.       NOTES PAYABLE

                  Notes payable at December 31, 1999, consist of the following (in thousands):

         Revolving line of credit of $7,000,000 bearing interest at the Chase Manhattan
                  Bank prime (8.5% at December 31, 1999), payable on
                  April 30, 2002, with interest payable monthly.  The line is
                  collateralized by accounts receivable, inventory, and equipment.                 $ 6,700

         Note payable to a bank bearing interest at the Chase Manhattan prime rate
                  (8.5% at December 31, 1999), payable in monthly installments of
                  $81,585 plus interest with the final installment due April 30, 2004.
                  The note is collateralized by real estate, receivables, inventory,
                  and equipment.                                                                     3,569

         Note payable to bank bearing interest at Low New York Prime rate plus .5% floating
                  (9.00% at December 31, 1999), payable in monthly installments of $7,774 including interest with the final installment due March 2005.  The loan is
                  collateralized by real estate and equipment.                                         385

         Notes payable bearing interest at rates from 3.9% to 9.5%, payable in monthly installments aggregating $52,843 including interest with various maturity dates through November 2002.  The notes are collateralized by vehicles
                  and equipment.                                                                     1,226
         Other                                                                                         250
                                                                                                 ---------
                                                                                                    12,130

         Less current portion                                                                       (1,662)
                                                                                                 ---------
         Total long-term notes payable                                                             $10,468
                                                                                                 =========

                  Maturities of long-term debt over the next five years are as follows: 2000 - $1,662,000; 2001 - $1,247,000; 2002 - $7,733,000; 2003
         - $982,000; 2004 - $438,000; thereafter - $68,000.

                  The Revolving line of credit and note payable to a bank contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and business acquisitions. Among other covenants, the Company must maintain minimum leverage and current ratios. At December 31, 1999, the Company is in compliance with its restrictive covenants.

6.       COMMITMENTS AND CONTINGENCIES

                  Total rent expense for the years ended December 31, 1999 and 1998, was $257,000 and $81,000 respectively. Rental commitments under noncancelable leases are $282,000 in 2000, $243,000 in 2001, $160,000 in 2002, $129,000 in 2003, and $29,000 in 2004.

                  The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, and is currently, a party to certain legal proceedings arising in the ordinary course of its business.

7.       STOCK OPTION PLANS

                  Effective April 22, 1994, the Company established The National Environmental Service Co. 1994 Employee Stock Plan (the "Plan"), the purpose of which is to help the Company retain key employees and to reward them for contributing to the Company's success. On the same date, the Company also established The National Environmental Service Co. Director Stock Option Plan (the "Director Plan"), the purpose of which is to provide an incentive to non-employee Directors of the Company so they may increase their interest in the success of the Company and to encourage them to remain as Directors by providing them an opportunity to obtain or increase their equity interest in the Company. The total amount of common stock authorized and reserved for issuance under the Employee Plan is 772,856 shares. At December 31, 1999, options to purchase 127,000 common shares at $3.00 per share and 130,000 shares at $2.00 per share are outstanding. A total of 123,600 options were exercisable. Under the Director Plan, 150,000 shares of common stock have been reserved for issuance and no options are outstanding as of December 31, 1999.

                  SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                                            1999          1998
                                                            ----          ----
         Net income (loss):
              As reported                                  $2,164        $2,486
              Pro Forma                                     2,117         2,421
         Basic EPS:
              As reported                                  $ 0.24        $ 0.27
              Pro Forma                                    $ 0.23        $ 0.26
         Diluted EPS:
              As reported                                  $ 0.23        $ 0.27
         Pro Forma                                         $ 0.23        $ 0.26

                  A summary of the status of the Company's employee stock options at December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                                 1999                1998
                                                          ----------------------------------------------
                                                                     Wtd. Avg.                 Wtd. Avg
                                                          Shares    Exer. Price    Shares     Exer.Price
                                                          ----------------------------------------------
         Outstanding at beginning of year                  255,000   $  2.75          238,000   $   3.00
         Granted                                            75,000   $  2.00           75,000   $   2.00
         Forfeited                                         (73,000)  $  2.86          (58,000)  $   2.83
                                                          ----------------------------------------------
         Outstanding at end of year                        257,000   $  2.49          255,000   $   2.75
                                                          ==============================================
         Exercisable at end of year                        123,600   $  2.75          131,000   $   2.73
                                                          ==============================================
         Weighted average fair value of options granted   $   1.43                   $   1.03
                                                          ========                   ========

         Weighted average remaining contractual life           6.3 years                  6.1 years

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk free interests rates of 5.05% and 5.51%; expected dividend yields of 0%; expected lives of 10 years in 1999 and 1998; and expected volatility of 77%.

                  At December 31, 1999 and 1998, 922,586 and 926,565 shares of common stock were reserved for the exercise of stock awards of which 665,586 and 671,565 shares were available for future grants.

                  The Company periodically issues stock to third parties as consideration for services. In 1999, the Company issued options for 200,000 shares to an investor relations firm. The options are exercisable for 120,000 shares at $2.00 per share and 80,000 shares at $2.50 per share. The company recognized $120,000 in expense based on the weighted-average grant date fair value of $.59 calculated using the Black-Scholes model. Options issued to non-employees are generally exercisable upon issuance. A summary of the status of options issued to non-employees at December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                                        1999                1998
                                                                 ----------------------------------------------
                                                                            Wtd. Avg.                 Wtd. Avg
                                                                 Shares    Exer. Price    Shares     Exer.Price
                                                                 ----------------------------------------------
         Outstanding at beginning of year                        113,685    $1.93           85,000      $1.56
         Granted                                                 200,000    $2.20           28,685      $3.00
         Exercised                                               (50,000)   $1.50

         Outstanding at end of year                              263,685    $2.22          113,685      $1.93
                                                                 ==============================================
         Exercisable at end of year                              263,685    $2.22          113,685      $1.93
                                                                 ==============================================
         Weighted average fair value of options granted          $  0.59                  $   0.98
                                                                 =======                  ========

                  Weighted average remaining contractual life        3.8 years                   1 year

                  The fair value of each option granted to non-employees is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk free interests rates of 5.05% and 5.56%; expected dividend yields of 0%; expected lives of 5 years in 1999 and 2 years in 1998; and expected volatility of 77%.

8.   SHAREHOLDERS' EQUITY

          In the first quarter the Company repurchased a total of 234,000 shares of its common stock. The amount of the purchases totaled $481,000.

          Options awarded April 30, 1997, for the purchase of 50,000 shares of the Company's common stock were exercised on April 15, 1999. The amount received by the Company upon exercise totaled $75,000.

          On September 9, 1999, the Company sold 120,000 treasury shares of its common stock at $2.00 per share or $240,000.

          On September 10, 1999, the Company acquired all of the issued and outstanding shares of Summit Environmental Services, Inc., Enid, Oklahoma, in exchange for 1,488,503 shares of the Company's common stock. The transaction was accounted for under pooling of interests rules.

          Between December 3 and December 9, 1999, the Company repurchased 4,300 shares of its common stock at an average price of $2.99 per share or $13,000.

9.   INCOME TAXES

          The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1999, are as follows:

          Financial basis in excess of tax basis of fixed assets         $ (424)
                                                                         ------
          Other                                                          $  170
                                                                         ------

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                            1999           1998
                                                            ----           ----
     Statutory tax rate                                     34.0%          34.0%
     State income taxes, net                                 2.5%           2.5%
     Other                                                   1.5%           1.4%
                                                            ----           ----
                                                            38.0%          37.9%
                                                            ====           ====

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

11.  NET INCOME PER SHARE

          Basic and diluted EPS for the years ended December 31, 1999 and 1998, were computed as follows:

                                                              1999                1998
                                                             --------------------------
     Basic EPS Computation:
            Net income available to common
                   shareholders                              $2,164              $2,486
            Weighted average number of common
                   shares outstanding                         9,195               9,293
                                                             --------------------------
     Basic EPS                                               $ 0.24              $ 0.27
                                                             ======              ======

                                                              1999                1998
                                                             --------------------------
     Diluted EPS Computation:
            Net income available to common
                   shareholders                              $2,164              $2,486
            Weighted average number of common
                   shares outstanding                         9,195               9,293
            Incremental number of shares for
                   assumed exercise of options                   86                  12
                                                             ------              ------
     Total shares                                             9,281               9,305
                                                             ------              ------
     Diluted EPS                                             $ 0.23              $ 0.27
                                                             ======              ======


          Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS for 1999 and 1998. The balance of such options was 155,685 in 1999 with an exercise price of $3.00 per share. The balance of such options was 230,703 in 1998 with an exercise price of $2.00 per share.

12.  SEGMENT INFORMATION

          The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

          The Company's operations are classified into two reportable business segments: fueling installations and environmental. Each business segment is comprised of several divisions or subsidiary operations which individually operate predominately either in the fueling installations business or the environmental business.

          Fueling installations includes site management, site development and financing, and site installations and upgrades. Fueling site management services include fuel inventory management, environmental compliance monitoring and reporting, and facility management. Site development and financing services include land acquisition, design, construction, and financing.

          Environmental services consist primarily of environmental site analysis and remediation of contaminated sites.

          The Company allocates resources and evaluates performance based on the pre-tax income of operating divisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are at current market prices. Interest and income taxes are attributed to corporate activities.

          Following is a tabulation of business segment information for 1999 and 1998. Information for 1998 has been restated to conform to the 1999 presentation. Corporate information is included to reconcile segment data to the consolidated statements.

          The Company's business segments have been grouped as follows:

     1999                                 Thousands of Dollars
                             ---------------------------------------------------------------------
                                          Inter-                                         Additions
                                          Segment     Pre-tax                  Depr. &   Long-term
     Segment                 Sales        Sales       Income       Assets      Amort.    Assets
     -------                 ---------------------------------------------------------------------
     Fueling Installations   $ 16,068     $           $  1,308    $  9,759    $  344     $     906
     Environmental             12,562                    4,616      10,017       271         3,478
     Miscellaneous                937         860           87       1,679        25           189
     Corporate overhead                                 (2,529)      1,340        44           232
                             ---------------------------------------------------------------------
                             $ 29,567     $   860     $  3,482    $ 22,895    $  684     $   4,805
                             =====================================================================

     1998                                 Thousands of Dollars
                             ---------------------------------------------------------------------
                                          Inter-                                         Additions
                                          Segment     Pre-tax                  Depr. &   Long-term
     Segment                 Sales        Sales       Income       Assets      Amort.    Assets
     -------                 ---------------------------------------------------------------------
     Fueling Installations   $ 14,872    $            $  2,075    $  7,480    $    355   $     295
     Environmental              5,520                    2,399       3,497          57         198
     Miscellaneous                815       2,693        1,175       2,201          30          15
     Corporate overhead                                 (1,646)        830          15         365
                             ---------------------------------------------------------------------
                             $ 21,207    $  2,693     $  4,003    $ 14,008    $    457   $     873
                             =====================================================================

13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              1999           1998
                                                              ----           ----
     Cash paid for interest                                   $  625         $  405
                                                              ======         ======
     Cash paid for income taxes                               $1,000         $  319
                                                              ======         ======

     Non-cash investing and financing activities:
              Issuance of common stock in connection
                  with business acquisitions                  $   65         $   19
              Issuance of stock option and warrants
              for services                                    $  120         $  175
                                                              ======         ======

14.  SUBSEQUENT EVENTS

          On February 15, 2000, the Company obtained an increase in its line of credit loan from the Bank of Oklahoma. The line was increased from $7 million to $9 million. All other terms and conditions remained unchanged.

15.  CHANGE IN ACCOUNTING FOR PAY FOR PERFORMANCE CONTRACTS

          As disclosed in Note 2, NESCO completed a merger with Summit Environmental Services, Inc. on September 10, 1999. In connection therewith, the supplemental consolidated financial statements of NESCO and Summit were included in the Company's current report on Form 8-K filed with the Securities and Exchange Commission, which included the supplemental statement of income for the year ended December 31, 1998. The accompanying 1998 statement of income has been restated from that included in the Form 8-K, as described below:

          Summit contracts with the Oklahoma Indemnity Fund for environmental clean-up services under pay-for-performance contracts. The contracts provide for installation of a clean-up system, for which specific compensation is provided, and remediation of the contaminated site. Incentive compensation is provided, depending on the level of reduction in soil contamination. In NESCO's Form 8-K, Summit's pay-for-performance incentive contracts were accounted for using the percentage of completion method measured by the percentage of direct costs to date to estimated total direct costs for each contract (the "cost to cost" method). In December, 1999, the Securities and Exchange Commission issued its staff Accounting Bulletin No. 101 on revenue recognition. Based on the provisions of SAB 101, the Company is changing its accounting policy for pay-for-performance contracts. Revenue for equipping and system installation is accounted for using the percentage of completion method. Revenue for contract performance is recognized as the performance benchmarks are reached, at which time the related costs are recognized. The 1998 statement of income included herein has been retroactively restated from that previously reported to report the change in contract revenues and costs for pay-for-performance contracts.

          Prior to 1999, the Company had not accrued for compensated absences because the amounts have been immaterial. The retroactive restatement includes an adjustment to accrue for compensated absences.

          The 1998 consolidated statement of income has been adjusted as follows:

                                Included   Previously
                                Herein     reported
                                ------     --------
     Environmental revenue     $ 5,520     $ 6,435
     Cost and expenses          12,716      12,875
     Operating profit            4,288       4,922
     Net income                  2,486       2,878

     Net income per share:
              Basic            $  0.27     $  0.31
                               =======     =======
              Diluted          $  0.27     $  0.31
                               =======     =======

                                  Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 13, 2000.

                                        NESCO, Inc.



                                        By: /s/ Eddy L. Patterson
                                           --------------------------------
                                            Eddy L. Patterson, Chairman &
                                            Chief Executive Officer

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

       Signatures                         Title                                             Date
       ----------                         -----                                             ----
/s/ Eddy L. Patterson             Chairman, Chief Executive                             March 13, 2000
-----------------------------
Eddy L. Patterson                 Officer and Director


/s/ James Howell                  President                                             March 13, 2000
-----------------------------
James Howell


/s/ Larry G. Johnson              Vice President, Secretary, Treasurer and Chief        March 13, 2000
-----------------------------
Larry G. Johnson                  Financial Officer


/s/ Robert Watson                 Controller (Principal Accounting Officer)             March 13, 2000
-----------------------------
Robert Watson


_____________________________     Director                                              March 13, 2000
E.R. Foraker



_____________________________     Director                                              March 13, 2000
Albert McCutchan



_____________________________     Director                                              March 13, 2000
Dallin Bagley


                                    EXHIBITS

3.1b Amendment to the Amended and Restated Certificate of Incorporation of National Environmental Service Co., dated December 8, 1999

10.10 Amendment One to Revolving Credit Agreement and Term Loan Agreement dated December 2, 1997 and Promissory Note between the Company and Bank of Oklahoma, N.A.

10.13 Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 15, 2000 and Promissory Note between the Company and Bank of Oklahoma, N.A.

21.1     Subsidiaries of NESCO, Inc.

27.1     Financial Data Schedule