Form 10QSB
period 2000-03-31
NESCO INC/OK
filed 2000-05-10
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-QSB

(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended         March 31, 2000
                                                    --------------

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            for the transition period...............to............



                     Commission file number......000-24470


                                  NESCO, Inc.
                                  -----------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____X____ No________.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000:

                                                    Number of shares
           Title of Class                             Outstanding
     ----------------------------                     -----------
     Common Stock, $.01 Par Value                      9,225,855


     Transitional Small Business Issuer Format (Check one): Yes____ No__X__

                                  NESCO, INC.
                               TABLE OF CONTENTS


                                    PART I

                                                                PAGE
Financial Information:

Item 1 - Financial Statements

        Consolidated Balance Sheet
             March 31, 2000                                      3

        Consolidated Statements of Income
             Three Months Ended March 31, 2000 and 1999          4

        Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999          5

        Notes to Consolidated Financial Statements               6

Item 2 - Management's Discussion and Analysis

        Management's Discussion and Analysis of the
             Financial Condition and Results of Operation        8


                                    PART II

Other Information:


     Item 6 - Exhibits and Reports on Form 8-K                  11

     Signatures                                                 11

                                  NESCO, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                         $   212
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $275      7,992
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                      6,228
     Materials and supplies                                         2,448
Deferred taxes                                                        170
Prepaid expenses                                                      203
                                                                  -------
     Total current assets                                          17,253
                                                                  -------
Property and equipment, at cost                                     8,310
     Less accumulated depreciation                                 (2,821)
                                                                  -------
     Property and equipment, net                                    5,489
                                                                  -------
Lease contract receivables                                          2,157
Goodwill                                                            2,280
Other assets                                                          459
                                                                  -------
Total assets                                                      $27,638
                                                                  =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable                          $ 1,827
     Accounts payable                                               2,363
     Income tax payable                                             1,573
     Accrued liabilities                                              688
                                                                  -------
     Total current liabilities                                      6,451
                                                                  -------
Long-term notes payable                                            12,426
                                                                  -------
Deferred income taxes                                                 424
                                                                  -------
                                                                  $19,301
                                                                  -------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
         issued 9,388,643 shares, including treasury shares            94
     Additional paid-in capital                                     4,139
     Retained Earnings                                              4,430
    Common stock in Treasury, at cost, 162,788 shares                (326)
                                                                  -------
     Total shareholders' equity                                     8,337
                                                                  -------
Total liabilities and shareholders' equity                        $27,638
                                                                  =======

   The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  2000      1999
                                                 ----------------

Revenues                                         $9,532    $7,532

Costs and Expenses                                5,560     4,381
Selling, general and administrative expenses      1,751     1,587
                                                 ------    ------

Income from operations                            2,221     1,564

Other income                                         39        57
Interest expense                                   (319)     (104)
                                                 ------    ------

Income before provision for income taxes          1,941     1,517

Provision for income taxes                          735       577
                                                 ------    ------

Net Income                                       $1,206    $  940
                                                 ======    ======

Basic Net Income per share                       $ 0.13    $ 0.10
                                                 ======    ======
Diluted Net Income per share                     $ 0.13    $ 0.10
                                                 ======    ======










The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In thousands)
                                  (Unaudited)

                                                              2000      1999
                                                            ------------------
Operating activities
   Net Income                                               $ 1,206    $   940
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             202        128
      Change in:
         Accounts receivable                                   (629)     1,106
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                (3,836)      (476)
         Materials and supplies                                (186)      (160)
         Prepaid and other                                     (132)      (919)
         Accounts payable                                       722         19
         Accrued liabilities                                   (105)       155
         Income tax payable                                     797       (368)
                                                            -------    -------
Net cash provided by (used in) operating activities          (1,961)       425
                                                            -------    -------

Investing activities
   Business acquisitions                                         -        (250)
   Purchases of property, plant and equipment                  (579)      (273)
                                                            -------    -------
Net cash used in investing activities                          (579)      (523)
                                                            -------    -------

Financing activities:
   Proceeds from notes payable and long-term obligations      2,415      2,779
   Principal payments on notes and long term obligations       (292)    (1,764)
   Purchase of treasury stock                                    -        (408)
   Summit ownership distribution                                 -        (635)
                                                            -------    -------
   Net cash provided by (used in) financing activities        2,123        (28)
                                                            -------    -------

Decrease in cash                                               (417)      (126)

Cash, beginning of period                                       629        331
                                                            -------    -------

Cash, end of period                                         $   212    $   205
                                                            =======    =======


The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.   EARNINGS PER SHARE

     Basic and diluted EPS for the three months ended March 31, 2000 and 1999, were computed as follows:


                                           Three Months Ended March 31
                                           ---------------------------
                                              2000             1999
                                           ---------------------------
Basic EPS Computation:
     Net income                            $    1,206       $      940
                                           ==========       ==========

Weighted average shares outstanding         9,225,855        9,327,296
                                           ==========       ==========

Basic EPS                                  $      .13       $      .10
                                           ==========       ==========

Diluted EPS Computation:
     Net income                            $    1,206       $      940
                                           ==========       ==========

Weighted average shares outstanding         9,225,855        9,327,296

Incremental shares for assumed exercise
     of securities:
     Warrants                                 153,232            6,553
     Options                                  130,906           33,582
                                           ----------       ----------

                                            9,491,462        9,367,431
                                           ==========       ==========
Diluted EPS                                $      .13       $      .10
                                           ==========       ==========

In January 1999, the 282,000 shares of employee stock options were not included in the computation of diluted EPS as their effect is anti-dilutive.

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:



                                          Thousands of Dollars
                                  ------------------------------------
                                            Inter-
                                            Segment   Pre-tax
     Segment                      Sales     Sales     Income    Assets
     -------                      ------------------------------------
     2000
     Fueling Installations        $5,324              $1,308   $13,416
     Environmental                 3,615               1,269    10,383
     Miscellaneous                   593       160        45     2,286
     Corporate Overhead                                 (681)    1,552
                                  ------------------------------------
                                  $9,532    $  160    $1,941   $27,638
                                  ====================================

     1999
     Fueling Installations        $4,486    $         $  810   $ 7,594
     Environmental                 2,789               1,004     4,871
     Miscellaneous                   257       268       172     1,184
     Corporate Overhead                                 (469)    1,229
                                  ------------------------------------
                                  $7,532    $  268    $1,517   $14,878
                                  ====================================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and March 31, 1999.

     Revenue for the three months ended March 31, 2000 increased 27% compared to the same period in 1999 ($9,532,000 compared to $7,532,000). Revenues increased due to growth from existing offices and new acquisitions. The addition of an office in Arizona and the addition of employees to the South Carolina office resulted from acquisitions in the second quarter of 1999. The fueling installations segment increased 19% or $838,000 for the first quarter of 2000 compared to the same quarter in 1999 ($5,324,000 compared to $4,486,000). The company began installation of turn-key fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. The first two units were completed in December, 1999, and sold under long-term capital lease/purchase contracts. Fueling facilities for other clients continue to be installed. Environmental services revenues increased $826,000 or 30% for the first quarter of 2000 compared to the same quarter in 1999 ($3,615,000 compared to $2,789,000). The acquisition of a company in South Carolina in May, 1999, added significant environmental contracts and personnel. This addition and the growth in environmental revenues from the Company's other offices accounted for the growth in environmental revenues.

     Cost and expenses increased 27% ($5,560,000 for the first three months of 2000 compared to $4,381,000 for the first three months of 1999). The increase in cost of sales was the same as the increase in revenues. Direct labor also increased 27% to $1,283,000 in the first quarter of 2000 compared to $1,010,000 for the first quarter of 1999. Costs of supplies and materials increased $168,000 for the first quarter of 2000 compared to the same quarter in 1999 ($1,819,000 compared to $1,651,000). The increase in the cost direct labor and supplies and materials was due to the increased work performed by the Company. Subcontractor expense was $1,280,000 for the first quarter of 2000 compared to $928,000 in the first quarter of 1999. The 38% increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turn-key installation of fueling facilities. Equipment rental expense increased $68,000 ($148,000 in the first quarter of 2000 compared to $81,000 in the first quarter of 1999) due to the increased volume of work performed by the Company. Vehicle expense except depreciation increased $63,000 ($139,000 compared to $77,000) in the first quarter of 2000 compared to the same quarter in 1999 due to the greater number of vehicles owned by the Company. Depreciation expense increased $76,000 in the first quarter of 2000 compared to the same quarter in 1999 ($173,000 compared to $97,000). The increase in depreciation resulted from the Company's program of replacement of older units and the addition of a number of units through its acquisitions of other companies.

     Selling, general and administrative expenses increased $164,000 for first quarter of 2000 as compared to the first quarter of 1999 ($1,751,000 compared to $1,587,000). The 10% increase was a result of the Company's growth through acquisitions and increased business activities in its ongoing operations. This increase was significantly less that the 27% increase in revenue due to administrative cost savings as the acquired companies were integrated into the Company's operation and to the realization of economies of scale as the Company's operations grew larger. During the first quarter of 2000 there were three division offices that did not exist during the first quarter of 1999. Officers, management and administrative salaries increased 24% for the first quarter of 2000 compared with the same quarter in 1999 ($856,000 compared to $690,000). The increase is attributable to the addition of new personnel at the three offices and normal salary increases. Office rent expense also increased due to the addition of the three offices. The office rent expense increased $48,000 in the first quarter of 2000 compared to the same quarter in 1999 ($84,000 compared to $36,000). Professional fees including legal and accounting fees declined $55,000 in the first quarter of 2000 compared to the same quarter in 1999 ($31,000 compared to $86,000) due primarily to two factors. First, legal fees declined as the number of lawsuits for collection of accounts receivable were reduced. Second, significant legal and accounting fees were incurred due to the acquisition of two companies in the first quarter of 1999. Additionally, the company was pursuing collection efforts on several accounts receivable. Bad debt expense declined $63,000 in the first quarter of 2000 compared to the same quarter in 1999. The reserve for bad debt was $275,000 at the end of the first quarter. Additions to the reserve declined during the quarter as management believed that the reserve was sufficient.

Employee insurance increased $55,000 for the first quarter of 2000 compared to the same quarter in 1999 ($91,000 compared to $36,000). The increase resulted from premium increases, the addition of personnel from the companies acquired by the Company, and the addition of personnel at other division offices.

     Interest expense increased $215,000 in the first quarter of 2000 compared to the same quarter in 1999 ($319,000 compared to $104,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the national prime rate adjusts. The prime rate at the beginning of the first quarter of 1999 was 8.5%. By the end of the first quarter of 2000, the rate had increased to 9.0%.

Changes in Capital Resources and Liquidity

     On February 15, 2000, the Company obtained an increase in its line of credit loan from the Bank of Oklahoma. The line was increased from $7 million to $9 million. All other terms and conditions remained unchanged.

     The Company will seek an increase in its revolving line of credit and term loans to finance its continued growth through acquisitions as well increased business activities. The Company may seek additional equity capital to supply any cash needed in excess of the funds supplied by increases in the Company's debt. Presently, the Company is negotiating the acquisition of two companies and will require additional funds to complete the transactions. It is anticipated that the funds required for these acquisitions will be financed through advances under the Company's credit facility.

     The Company continued to make periodic debt repayments during this period.

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

                                    PART II

                               OTHER INFORMTION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           10.13 Copy of Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 15, 2000 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.13 on Form 10-KSB dated December 31,
                  1999)
           27.1   Financial Data Schedule

     (b)   Reports on Form 8-K:

           None


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NESCO, Inc.

Date:  May 9, 2000                     BY /s/ LARRY G. JOHNSON
                                          -------------------------------------
                                          LARRY G. JOHNSON, Vice President &
                                          Secretary-Treasurer & Chief Financial
                                          Officer (Authorized Officer and
                                          Principal Financial Officer)