Form 10QSB
period 2000-06-30
NESCO INC/OK
filed 2000-08-07
CIK 922868

                     U.S. Securities & Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 2000
                                                  -------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934
             for the transition period...............to......................



               Commission file number.................000-24470


                                  NESCO, Inc.
               ------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Oklahoma                                73-1296420
               --------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

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
                                                       -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000:

                                                  Number of shares
          Title of Class                            Outstanding
          --------------                            -----------
   Common Stock, $.01 Par Value                      9,225,855


     Transitional Small Business Issuer Format (Check one): Yes      No  X  .
                                                               -----   -----

                                  NESCO, INC.
                               TABLE OF CONTENTS

                                                                        Page

                         Part I - Financial Information

Financial Information:

     Item 1.  Financial Statements

        Consolidated Balance Sheet
             June 30, 2000                                              3

        Consolidated Statements of Income
             Three Months Ended June 30, 2000 and 1999                  4

        Consolidated Statements of Income
             Six Months Ended June 30, 2000 and 1999                    5

             Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999            6

             Notes to Consolidated Financial Statements                 7

     Item 2.

             Management's Discussion and Analysis of the
                     Financial Condition and Results of Operation       9

                                    Part II

Other Information:

     Item 2. Changes in Securities and Use of Proceeds                 13

     Item 4. Submission of Matters to a Vote of Security Holders       13

     Item 6. Exhibits and Reports on Form 8-K                          14

     Signatures                                                        14


                                  NESCO, INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                                (In Thousands)
                                  (Unaudited)
                                    ASSETS

Current assets:
     Cash                                                                    $   377
     Accounts Receivable and Costs in Excess of Billings                      20,237
     Materials and Supplies                                                    2,362
     Prepaid Expenses                                                            174
                                                                             -------
     Total current assets                                                     23,150
                                                                             -------
Property and equipment, at cost                                                8,887
     Less accumulated depreciation                                            (2,998)
                                                                             -------
     Property and equipment, net                                               5,889
                                                                             -------
Other assets                                                                      80
                                                                             -------
Goodwill                                                                       6,019
                                                                             -------
Total assets                                                                 $35,138
                                                                             =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                            $ 1,681
     Accounts payable                                                          4,549
     Accrued liabilities                                                         565
                                                                             -------
     Total current liabilities                                                 6,795
                                                                             -------

Long-term obligations                                                         18,678
Deferred income taxes                                                            417
                                                                             -------
Total Liabilities                                                             25,890
                                                                             -------

Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
         issued 9,388,643 shares, including treasury
         shares                                                                   94
     Additional paid-in capital                                                4,139
     Retained Earnings                                                         5,341
     Common stock in Treasury, at cost, 162,788 shares                          (326)
                                                                             -------
     Total shareholders' equity                                                9,248
                                                                             -------
Total liabilities and shareholders' equity                                   $35,138
                                                                             =======

The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                     2000     1999
                                                   ---------------

Revenues                                           $9,441   $6,364
  Costs and Expenses                                5,694    4,091
  Selling, general and administrative expenses      1,907    1,610
                                                   ---------------

Income from operations                              1,840      663

  Other income                                         46       87
  Interest expense                                    386      136
                                                   ---------------

Income before provision for income taxes            1,500      614

  Provision for income taxes                          589      237
                                                   ---------------

Net Income                                         $  911   $  377
                                                   ======   ======

Basic Net Income per share                         $ 0.10   $ 0.04
                                                   ======   ======
Diluted Net Income per share                       $ 0.10   $ 0.04
                                                   ======   ======







The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   2000      1999
                                                  ----------------

Revenues                                          $18,972  $13,896

  Cost and expenses                                11,254    8,472
  Selling, general and administrative expenses      3,658    3,197
                                                  ----------------

Income from operations                              4,060    2,227

  Other Income                                         85      144
  Interest Expense                                    705      240
                                                  ----------------

Income before provision for income taxes            3,440    2,131

  Provision for taxes on income                     1,322      814
                                                  ----------------

Net Income                                        $ 2,118  $ 1,317
                                                  ----------------

Basic Net Income per share                        $  0.23  $  0.14
                                                  =======  =======
Diluted Net Income per share                      $  0.22  $  0.14
                                                  =======  =======




The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (In thousands)
                                  (Unaudited)

                                                                2000     1999
                                                              -----------------
Operating activities
     Net Income                                               $ 2,118   $ 1,317
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                             379       297
         Change in:
              Accounts receivable                              (8,237)     (542)
              Materials and supplies                             (100)     (317)
              Prepaid expenses                                    (15)      (64)
              Accounts payable                                  2,131       799
              Accrued liabilities                                (235)     (591)
              Goodwill                                           (566)        -
                                                              -------   -------
Net cash provided by (used in) operating activities            (4,525)      899
                                                              -------   -------

Investing activities
     Business Acquisitions                                     (2,887)   (3,114)
     Purchases of property, plant and equipment                (1,070)     (856)
     Other                                                          -      (152)
                                                              -------   -------
Net cash provided by (used in) investing activities            (3,957)   (4,122)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations     12,156     7,032
     Principal payments on notes and long term obligations     (3,926)   (3,065)
     Proceeds from sale (purchase) of treasury stock                -      (406)
     Summit owners distributions net of tax                         -      (430)
                                                              -------   -------
Net cash provided by financing activities                       8,230     3,130
                                                              -------   -------

Decrease in cash                                                 (252)      (92)

Cash, beginning of period                                         629       331
                                                              -------   -------

Cash, end of period                                           $   377   $   239
                                                              =======   =======

The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

     In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  EARNINGS PER SHARE

     Basic and diluted EPS for the six months ended June 30, 2000 and 1999, were computed as follows:

                                                        Six Months Ended June 30
                                                        ------------------------
                                                           2000          1999
                                                        ------------------------
Basic EPS Computation:
     Net income                                         $    2,118    $    1,317
                                                        ========================

Weighted average shares outstanding                      9,225,855     9,327,296
                                                        ========================

Basic EPS                                               $      .23    $      .14
                                                        ========================

Diluted EPS Computation:
     Net income                                         $    2,118    $    1,317
                                                        ========================

Weighted average shares outstanding                      9,225,855     9,225,855

Incremental shares for assumed exercise
     of securities:
     Warrants                                              164,780         6,584
     Options                                                92,341         3,761
                                                        ------------------------

                                                         9,482,956     9,236,200
                                                        ========================
Diluted EPS                                             $      .22    $      .14
                                                        ========================


3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                       Thousands of Dollars
                         -------------------------------------------------
                                      Inter-
                                      Segment       Pre-tax
Segment                  Sales        Sales         Income        Assets
-------                  -------------------------------------------------
2000
Fueling Installations    $ 10,571                   $  2,146      $ 18,431
Environmental               7,353                      2,708        11,356
Miscellaneous               1,048          160           168         3,094
Corporate Overhead                                    (1,582)        2,254
                         -------------------------------------------------
                         $ 18,972     $    160      $  3,440      $ 35,138
                         =================================================

1999
Fueling Installations   $  9,495      $            $  1,682       $  9,868
Environmental              3,899                      1,247          6,366
Miscellaneous                502           694          238          1,404
Corporate Overhead                                   (1,036)         2,244
                        --------------------------------------------------
                        $ 13,896      $    694     $  2,131       $ 19,882
                        ==================================================

4.  ACQUISITIONS IN 2000

     On June 12, 2000, the Company acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. for $3,000,000 cash. Hopkins Appraisal Services, located in Independence, Missouri, is a provider of service station and convenience store appraisals and feasibility studies to major oil companies, major banks, and other smaller lenders and fueling facility owners. On June 12, 2000, the Company entered into an agreement with David E. Hopkins and Marie L. Hopkins to acquire the office building occupied by Hopkins Appraisal Services, Inc. for 100,000 shares of NESCO common stock.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999.

     Revenue for the three months ended June 30, 2000 increased 48%, or $3,077,000, compared to the same period in 1999 ($9,441,000 compared to $6,364,000). Revenues increased due to growth from existing operating locations and new acquisitions The fueling installations segment increased 5% or $239,000 for the second quarter of 2000 compared to the same quarter in 1999 ($5,248,000 compared to $5,009,000). During the third quarter of 1999, the Company began installation of turn-key fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. Since the beginning of the program through June 30, 2000, six fueling facilities have been completed or are under construction. Fueling facilities for other clients continue to be installed. Environmental services revenue increased $2,628,000, or 237%, for the second quarter of 2000 compared to the same quarter in 1999 ($3,738,000 compared to $1,110,000). The acquisition of TET Environmental Services in South Carolina in May, 1999, added significant environmental contracts and personnel to the existing South Carolina division. The growth of that office and the receipt of benefits from the TET acquisition for the full second quarter in 2000 compared to the second quarter in 1999 contributed to the increase. The addition of the TET revenues and the growth in pay-for-performance environmental revenues from the Company's other offices accounted for the growth in environmental revenues. Miscellaneous revenues increased $210,000, or 86%, for the second quarter of 2000 compared to the same quarter the previous year ($455,000 compared to $245,000). The increase was due to increased sales of Encompass tank gauging systems.

     Cost and expenses increased 39%, or $1,603,000 ($5,694,000 for the second quarter of 2000 compared to $4,091,000 for the same quarter in of 1999). Cost of sales as a percent of revenues for the second quarter of 2000 was 60% compared to 64% for the same quarter in 1999. Direct labor increased 32% to $1,409,000 in the second quarter of 2000 compared to $1,066,000 for the second quarter of 1999. Costs of supplies and materials increased, 40% or $526,000, for the second quarter of 2000 compared to the same quarter in 1999 ($1,850,000 compared to $1,324,000). The increase in the cost direct labor and supplies and materials was due to the increased work performed by the Company. Subcontractor expense increased $625,000 ($1,384,000 for the second quarter of 2000 compared to $759,000 in the second quarter of 1999). The 82% increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turnkey installation of fueling facilities. Vehicle expense except depreciation increased $33,000 ($128,000 compared to $95,000) in the second quarter of 2000 compared to the same quarter in 1999 due to the greater number of vehicles owned by the Company.
     Selling, general and administrative expenses increased $297,000 for second quarter of 2000 as compared to the second quarter of 1999 ($1,907,000 compared to $1,610,000). The 18% increase was a result of the Company's growth through acquisitions and increased business activities in its ongoing operations. This increase was significantly less than the 48% increase in revenue due to administrative cost savings as the acquired companies were integrated into the Company's operation and to the realization of economies of scale as the Company's operations grew larger. Selling, general and administrative expenses as a percent of revenues was 20% for the second quarter of 2000 compared to 25% for the same quarter in 1999. During the second quarter of 2000 there were six division offices that did not exist during the second quarter of 1999.
Officers, management and administrative salaries increased 39% for the second quarter of 2000 compared with the same quarter in 1999 ($900,000 compared to $646,000). The increase is attributable to the addition of new personnel at the six offices and normal salary increases. Salesmen's travel expenses increased $32,000 in the second quarter compared to the same quarter in 1999 due to the increase in number of sales personnel employed ($39,000 compared to $7,000). Office rent expense also increased due to the addition of the six offices. The office rent expense increased $40,000 in the second quarter of 2000 compared to the same quarter in 1999 ($85,000 compared to $45,000). Advertising increased $34,000 in the second quarter of 2000 compared to the same quarter in 1999 ($50,000 compared to $16,000). The increase was due to a larger sales staff and increased advertising expenditures to support the staff. Bad debt expense decreased $81,000 in the second quarter of 2000 compared to the same quarter in 1999 due to significant write off of accounts receivable generated by a division that was subsequently closed for poor performance.

     Interest expense increased $250,000 in the second quarter of 2000 compared to the same quarter in 1999 ($386,000 compared to $136,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the national prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The prime rate at the end of the second quarter of 1999 was 7.75%. By the end of the second quarter of 2000, the rate had increased to 9.5%.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999.

     Revenue for the six months ended June 30, 2000 increased 37%, or $5,076,000, compared to the same period in 1999 ($18,972,000 compared to $13,896,000). Revenues increased due to growth from existing offices and new acquisitions. The fueling installations segment increased 11%, or $1,076,000, for the first six months of 2000 compared to the same period in 1999 ($10,571,000 compared to $9,495,000). The company increased the number of installations of turnkey fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. The fueling systems installation under the site development program was not begun until the third quarter of 1999. Fueling facilities for other clients continue to be installed. Environmental services revenue increased $3,454,000, or 89%, for the first six months of 2000 compared to the same period in 1999 ($7,353,000 compared to $3,899,000). The acquisition of a company in South Carolina in May, 1999, added significant environmental contracts and personnel to the South Carolina division office. The growth of that office and the receipt of benefits for the entire six-month period in 2000 compared to the same period in 1999 contributed to the increase. This addition and the growth in pay-for-performance environmental revenues from the Company's other offices accounted for the growth in environmental revenues. Miscellaneous revenues increased $546,000, or 109%, for the second quarter of 2000 compared to the same quarter the previous year ($1,048,000 compared to $502,000). The increase was due to increased sales of Encompass tank gauging systems.

     Cost and expenses increased 33%, or $2,782,000, ($11,254,000 for the first six months of 2000 compared to $8,472,000 for the same period in of 1999). Cost and expenses as a percent of revenues was 59% for the first six months of 2000 compared to 61% for the same period in 1999. Direct labor increased 30%, or $615,000 ($2,691,000 for the first six months of 2000 compared to $2,076,000 for the same period in1999). Costs of supplies and materials increased 23% or $694,000 for the first six months of 2000 compared to the same period in 1999 ($3,668,000 compared to $2,974,000). The increase in the cost of direct labor and supplies and materials was due to the increased work performed by the Company. Subcontractor expense increased $976,000 ($2,664,000 for the first six months of 2000 compared to $1,688,000 in the same period of 1999). The 58% increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turnkey installation of fueling facilities. Vehicle expense except depreciation increased $95,000 ($267,000 compared to $172,000) in the first six months of 2000 compared to the same period in 1999 due to the greater number of vehicles owned by the Company.

     Selling, general and administrative expenses increased $461,000 for first six months of 2000 as compared to the same period of 1999 ($3,658,000 compared to $3,197,000). The 14% increase was a result of the Company's growth through acquisitions and increased business activities in its ongoing operations. This increase was significantly less that the 37% increase in revenue due to administrative cost savings as the acquired companies were integrated into the Company's operation and to the realization of economies of scale as the Company's operations grew larger. Selling, general and administrative expenses as a percent of revenues was 19% for the first six months of 2000 compared to 23% for the same period in 1999. During the first six months of 2000 there were six division offices that did not exist during the same period of 1999. Officers, management and administrative salaries increased 31% or $420,000 for the first six months of 2000 compared with the same period in 1999 ($1,756,000 compared to $1,336,000). The increase is attributable to the addition of new personnel at the six offices and normal salary increases. Salesmen's travel expenses increased $61,000 in the first six months of 2000 compared to the same period in 1999 due to the increase in number of sales personnel employed ($75,000 compared to $14,000). Office rent expense also increased due to the addition of the six offices. The office rent expense increased $87,000 in the first six months of 2000 compared to the same period in 1999 ($168,000 compared to $81,000). Bad debt expense decreased $144,000 in the first six months of 2000 compared to the same period in 1999 due to significant write off of accounts receivable generated by a division that was subsequently closed for poor performance.

Interest expense increased $465,000 in the first six months of 2000 compared to the same period in 1999 ($705,000 compared to $240,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the national prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The prime rate at the end of the second quarter of 1999 was 7.75%. By the end of the second quarter of 2000, the rate had increased to 9.5%.

Changes in Capital Resources and Liquidity

     On February 15, 2000, the Company obtained an increase in its line of credit loan from the Bank of Oklahoma. The line was increased from $7 million to $9 million. All other terms and conditions remained unchanged.

     On May 12, 2000, the Company obtained a new credit facility from Bank One, Oklahoma, N.A. The existing line of credit and term loan with another lender and a series of purchase financing and other loans were paid off with the proceeds of the new credit facility. The new credit facility comprised three loans. The term loan of $13,300,000 included $2,500,000 for the acquisition of a Florida company and a Kentucky company. The funds were placed in the revolving line of credit facility pending the closing of the acquisitions. When the Florida acquisition was terminated, $1,900,000 of the $2,500,000 borrowed for that acquisition was applied to the purchase of Hopkins Appraisal Services, Inc. The second loan of $4,000,000 line of credit was for future acquisitions. As of June 30, 2000, $1,390,000 was borrowed against the acquisition line of credit to fund the remainder of the Hopkins acquisition. The third loan was a revolving line of credit for $8,000,000 to be used for working capital.
Interest rates on the loans float at the Bank One prime rate. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The working capital revolving line of credit loan matures April 30, 2002, and requires monthly payment of interest accrued. The acquisition line of credit matures April, 30, 2002, and requires a monthly principal payment of 1/60th of the acquisition loan principal balance and accrued interest. The term loan matures April 30, 2003, and requires a monthly principal payment of 1/60th of the original principal balance and accrued interest to be paid monthly.

     The Company continued to make periodic debt repayments during this period.

Forward Looking Statements

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company's ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company's services and products, the availability of experienced personnel, raw materials and equipment and the Company's ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.


                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In connection with the Company's acquisition of all of the issued and outstanding shares of Hopkins Appraisal Services, Inc., it also entered into a Real Estate Contract pursuant to which it committed to and did, acquire the real property and improvements which serve as the headquarters for Hopkins Appraisal Services in Independence, Missouri for a purchase consideration of 100,000 shares of the Company's common stock. For a more detailed description of this transaction and the property acquired, reference is made to the description of the transaction in the Current Report on Form 8-K listed below.

     The issuance of the common stock issuable to the sellers of the property was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from the registration requirements provided by Section 4(2) thereof for transactions not involving a public offering and by Regulation D promulgated under such Act. The sellers of the property are sophisticated individuals capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. The persons acquiring the shares are accredited investors as that term is defined in Regulation D. Such persons had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares were acquired for investment purposes and not with a view to the distribution thereof. The certificates evidencing the shares contained the appropriate legend indicating the restrictive nature of the shares.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the company was held at 12331 East 60th Street, Tulsa, Oklahoma, on May 18, 2000. At the meeting the following directors were elected for one-year terms:

                          For           Withheld
     Eddy L. Patterson    7,359,618     -0-
     E. R. Foraker        7,359,388     230
     Dallin Bagley        7,359,303     315
     Robert Sumner        7,359,303     315
     James Howell         7,359,618     -0-

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 2000:

     For:  7,413,243    Against:  3,415  Abstain:  14,325

     The shareholders ratified The NESCO, Inc. 2000 Equity Incentive Plan:

     For:  5,986,688    Against:  107,819  Abstain:  15,014

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                10.14 Copy of Credit Agreement dated May 12, 2000 and Promissory Notes between the Company and Bank One, Oklahoma, N.A.
                27.1   Financial Data Schedule.

        (b)   Reports on Form 8-K:

                            On June 22, 2000, we filed an Form 8-K describing
                       the June 12, 2000, acquisition of Hopkins Appraisal Services, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NESCO, Inc.

Date: August 4, 2000        BY: /s/ LARRY G. JOHNSON
                                ------------------------------
                            LARRY G. JOHNSON, Vice President &
                            Secretary-Treasurer & Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

                                    EXHIBITS

Exhibit 10.14 Copy of Credit Agreement dated May 12, 2000 and Promissory Notes between the Company and Bank One, Oklahoma, N.A.

Exhibit 27.1     Financial Data Schedule