Form 10QSB/A
period 2000-06-30
NESCO INC/OK
filed 2000-10-19
CIK 922868

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

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
     for the transition period.....................to....................



               Commission file number.................000-24470


                                  NESCO, Inc.
               ------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Oklahoma                               73-1296420
       ----------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


                 12331 East 60th Street, Tulsa, Oklahoma 74l46
                 ---------------------------------------------
                   (Address of principal executive offices)


                                (918)-250-2227
                                --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X____No________.

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


     Transitional Small Business Issuer Format (Check one): Yes____No__X__

                                  NESCO, INC.
                               TABLE OF CONTENTS

                                                                        Page

                         Part I - Financial Information

Financial Information:

  Item 1.  Financial Statements

     Consolidated Balance Sheet
     June 30, 2000                                                      3

     Consolidated Statements of Income
     Three Months Ended June 30, 2000 and 1999                          4

     Consolidated Statements of Income
     Six Months Ended June 30, 2000 and 1999                            5

     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and 1999                            6

     Notes to Consolidated Financial Statements                         7

  Item 2.

     Management's Discussion and Analysis of the
     Financial Condition and Results of Operation                       9

                                    Part II

Other Information:

  Item 2. Changes in Securities and Use of Proceeds                     13

  Item 4. Submission of Matters to a Vote of Security Holders           14

  Item 6.  Exhibits and Reports on Form 8-K                             14

  Signatures                                                            15

                                  NESCO, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                                 (In Thousands)
                                  (Unaudited)
                                     ASSETS

Current assets:
     Cash                                                       $   377
     Accounts Receivable                                         13,644
     Cost in excess of billings and estimated earnings on
         uncompleted contracts                                    3,386
     Materials and Supplies                                       2,362
     Prepaid Expenses                                               174
                                                                -------
     Total current assets                                        19,943
                                                                -------
Property and equipment, at cost                                   8,887
     Less accumulated depreciation                               (2,998)
                                                                -------
     Property and equipment, net                                  5,889
                                                                -------
Other assets                                                         80
                                                                -------
Lease contract agreements                                         3,207
                                                                -------
Intangible cost                                                   6,019
                                                                -------
Total assets                                                    $35,138
                                                                =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                               $ 1,681
     Accounts payable                                             2,411
     Accrued income taxes and liabilities                         2,703
                                                                -------
     Total current liabilities                                    6,795
                                                                -------

Long-term obligations                                            18,678
Deferred income taxes                                               417
                                                                -------
Total Liabilities                                                25,890
                                                                -------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
         issued 9,388,643 shares, including treasury
         shares                                                      94
     Additional paid-in capital                                   4,139
     Retained Earnings                                            5,341
     Common stock in Treasury, at cost, 162,788 shares             (326)
                                                                -------
     Total shareholders' equity                                   9,248
                                                                -------
Total liabilities and shareholders' equity                      $35,138
                                                                =======
The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                    2000     1999
                                                   ------   ------

Revenues                                           $9,441   $6,364
  Costs and Expenses                                5,694    4,091
  Selling, general and administrative expenses      1,907    1,610
                                                   ------   ------

Income from operations                              1,840      663

  Other income                                         46       87
  Interest expense                                    386      136
                                                   ------   ------

Income before provision for income taxes            1,500      614

  Provision for income taxes                          589      237
                                                   ------   ------

Net Income                                         $  911   $  377
                                                   ======   ======

Basic Net Income per share                         $ 0.10   $ 0.04
                                                   ======   ======
Diluted Net Income per share                       $ 0.10   $ 0.04
                                                   ======   ======



The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                     2000   1999
                                                  -------  -------

Revenues                                          $18,972  $13,896

  Cost and expenses                                11,254    8,472
  Selling, general and administrative expenses      3,658    3,197
                                                  -------  -------

Income from operations                              4,060    2,227

  Other Income                                         85      144
  Interest Expense                                    705      240
                                                  -------  -------

Income before provision for income taxes            3,440    2,131

  Provision for taxes on income                     1,322      814
                                                  -------  -------

Net Income                                        $ 2,118  $ 1,317
                                                  -------  -------

Basic Net Income per share                        $  0.23  $  0.14
                                                  =======  =======
Diluted Net Income per share                      $  0.22  $  0.14
                                                  =======  =======


The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)
                                  (Unaudited)

                                                                 2000    1999
                                                              -------   -------
Operating activities
     Net Income                                               $ 2,118   $ 1,317
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation                                            379       297
         Change in:
              Accounts receivable                              (7,241)     (542)
              Cost and estimated earnings in excess of
               billings on uncompleted contracts                 (996)        -
              Materials and supplies                             (100)     (317)
              Prepaid expenses                                    (15)      (64)
               Accounts payable                                    (7)      799
              Accrued income taxes and liabilities              1,903      (591)
                                                              -------   -------
Net cash provided by (used in) operating activities            (3,959)      899
                                                              -------   -------

Investing activities
     Business Acquisitions                                     (3,178)   (3,114)
     Purchases of property, plant and equipment                (1,070)     (856)
     Other                                                       (275)     (152)
                                                              -------   -------
Net cash provided by (used in) investing activities            (4,523)   (4,122)
                                                              -------   -------

Financing activities:
     Proceeds from notes payable and long-term obligations     12,156     7,032
     Principal payments on notes and long term obligations     (3,926)   (3,065)
     Proceeds from sale (purchase) of treasury stock                -      (406)
     Summit owners distributions net of tax                         -      (430)
                                                              -------   -------
Net cash provided by financing activities                       8,230     3,130
                                                              -------   -------

Decrease in cash                                                 (252)      (92)

Cash, beginning of period                                         629       331
                                                              -------   -------

Cash, end of period                                           $   377   $   239
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

2.  EARNINGS PER SHARE

     Basic and diluted EPS for the six months ended June 30, 2000 and 1999, were computed as follows:

                                                        Six Months Ended June 30
                                                        ------------------------
                                                             2000       1999
                                                         ----------  ----------
Basic EPS Computation:
     Net income                                          $    2,118  $    1,317
                                                         ==========  ==========

Weighted average shares outstanding                       9,225,855   9,327,296
                                                         ==========  ==========

Basic EPS                                                $      .23  $      .14
                                                         ==========  ==========

Diluted EPS Computation:
     Net income                                          $    2,118  $    1,317
                                                         ==========  ==========

Weighted average shares outstanding                       9,225,855   9,327,296

Incremental shares for assumed exercise
     of securities:
     Warrants                                               164,780       6,584
     Options                                                 92,341       3,761
                                                         ----------  ----------

                                                          9,482,956   9,337,641
                                                         ==========  ==========
Diluted EPS                                              $      .22  $      .14
                                                         ==========  ==========


3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                            Thousands of Dollars
                                  ----------------------------------------
                                              Inter-
                                             Segment    Pre-tax
     Segment                       Sales      Sales      Income    Assets
     -------                      ----------------------------------------
     2000
     Fueling Installations         $10,571               $2,146   $18,431
     Environmental                   7,353                2,708    11,356
     Miscellaneous                   1,048        160       168     3,094
     Corporate Overhead                                  (1,582)    2,254
                                  ----------------------------------------
                                   $ 18,972    $  160   $ 3,440   $35,138
                                  ----------------------------------------

     1999
     Fueling Installations         $ 9,495     $         $1,682   $ 9,868
     Environmental                   3,899                1,247     6,366
     Miscellaneous                     502        694       238     1,404
     Corporate Overhead                                  (1,036)    2,244
                                  ----------------------------------------
                                  $ 13,896     $  694    $2,131   $19,882
                                  ========================================

4.  ACQUISITIONS IN 2000

     On June 12, 2000, the Company acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. for $3,000,000 cash. Hopkins Appraisal Services, located in Independence, Missouri, is a provider of service station and convenience store appraisals and feasibility studies to major oil companies, major banks, and other smaller lenders and fueling facility owners. On June 12, 2000, the Company entered into an agreement with David E. Hopkins and Marie L. Hopkins to acquire the office building occupied by Hopkins Appraisal Services, Inc. for 100,000 shares of NESCO common stock. The acquisition was accounted for as a purchase.

     The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

                                   6 months ended
                                  ----------------
                                     2000     1999
                                  -------  -------
     Net Sales
     NESCO                        $18,549  $13,896
     Hopkins                        1,723    1,750
                                  -------  -------
     Total                        $20,272  $15,646

     Net Income
     NESCO                        $ 1,829  $ 1,317
     Hopkins                          259      110
                                  -------  -------
     Total                        $ 2,088  $ 1,427

     Until the merger, Hopkins was operated as a limited liability company which is taxed as a partnership. Accordingly, Hopkins incurred no income taxes until the merger. For purposes of presenting the combined operation of the Company and Hopkins on a retroactive basis, Hopkin's income has been adjusted by $97,000 in 2000 and $67,000 in 1999 representing a provision for income taxes at an effective 38% combined federal and state tax rate.

     There were no material transactions between NESCO and Hopkins prior to the merger. The effects of conforming Summit's accounting policies to those of NESCO were not material.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NESCO, Inc.

                              /s/ LARRY G. JOHNSON
Date: October 16, 2000   BY:____________________________________________________
                            LARRY G. JOHNSON, Vice President &
                            Secretary-Treasurer & Chief Financial Officer (Authorized Officer and Principal Financial Officer)