Form 10QSB
period 2000-09-30
NESCO INC/OK
filed 2000-11-13
CIK 922868

                      U.S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             SEPTEMBER 30, 2000
                                                 ------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                for the transition period................to................



                Commission file number.................000-24470


                                   NESCO, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Oklahoma                                73-1296420
       -------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

                 12331 East 60th Street, Tulsa, Oklahoma 74146
                 ---------------------------------------------
                    (Address of principal executive offices)



                                 (918)-250-2227
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X____No_________.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000:

                                                        Number of shares
           Title of Class                                 Outstanding
  --------------------------------                        -----------
    Common Stock, $.01 Par Value                           9,325,855

      Transitional Small Business Issuer Format (Check one): Yes____No__X_

                                   NESCO, INC.
                                TABLE OF CONTENTS

                                                                           Page

                         PART I - FINANCIAL INFORMATION

FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheet
                           September 30, 2000                                  3

                  Consolidated Statements of Income
                           Three Months Ended September 30, 2000 and 1999      4

                  Consolidated Statements of Income
                           Nine Months Ended September 30, 2000 and 1999       5

                  Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2000 and 1999       6

                  Notes to Consolidated Financial Statements                   7

         Item 2.

                  Management's Discussion and Analysis of the
                           Financial Condition and Results of Operation       10

                                     PART II

OTHER INFORMATION:

         Item 2. Changes in Securities and Use of Proceeds                    15

         Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures                                                           17

                                   NESCO, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                        $    351
     Accounts receivable                                                           10,869
     Cost in excess of billings                                                     8,881
     Materials and supplies                                                         2,715
     Prepaid expenses                                                                 300
                                                                                 --------
     Total current assets                                                          23,116
                                                                                 --------
Property and equipment, at cost                                                    10,549
     Less accumulated depreciation                                                 (3,644)
                                                                                 --------
     Property and equipment, net                                                    6,905
                                                                                 --------
Lease contract agreements                                                           7,948
                                                                                 --------
Intangible cost                                                                     9,553
                                                                                 --------
Total assets                                                                     $ 47,522
                                                                                 ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                                $  3,246
     Accounts payable                                                               6,002
     Accrued income taxes and liabilities                                           4,237
                                                                                 --------
     Total current liabilities                                                     13,485
                                                                                 --------
Long-term obligations                                                              22,616
Deferred income taxes                                                                 424
                                                                                 --------
Total Liabilities                                                                  36,520
                                                                                 --------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 20,000,000 shares; issued
         9,488,643 shares, including treasury
         shares                                                                        95
     Additional paid-in capital                                                     4,499
     Retained Earnings                                                              6,729
     Common stock in Treasury, at cost, 162,788 shares                               (326)
                                                                                 --------
     Total shareholders' equity                                                    10,997
                                                                                 --------
Total liabilities and shareholders' equity                                       $ 47,522
                                                                                 ========


The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                2000      1999
                                                              -------    ------

Revenues                                                      $12,138    $8,279
  Costs and Expenses                                            6,733     5,316
  Selling, general and administrative expenses                  2,670     1,671
                                                              -------    ------

Income from operations                                          2,735     1,292

  Other income                                                    107        97
  Interest expense                                                614       223
                                                              -------    ------

Income before provision for income taxes                        2,228     1,166

  Provision for income taxes                                      831       442
                                                              -------    ------

Net Income                                                    $ 1,397    $  724
                                                              =======    ======

Basic Net Income per share                                    $  0.15    $ 0.08
                                                              =======    ======
Diluted Net Income per share                                  $  0.15    $ 0.08
                                                              =======    ======









The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                  1999 (In thousands except per share amounts)
                                   (Unaudited)


                                                        2000                   1999
                                                      -------                 -------

Revenues                                              $31,111                 $22,116

  Cost and expenses                                    17,988                  13,991
  Selling, general and administrative expenses          6,328                   4,737
                                                      -------                 -------

Income from operations                                  6,795                   3,388

  Other Income                                            193                     280
  Interest Expense                                      1,319                     460
                                                      -------                 -------

Income before provision for income taxes                5,669                   3,208

  Provision for taxes on income                         2,154                   1,220
                                                      -------                 -------

Net Income                                            $ 3,515                 $ 1,988
                                                      -------                 -------

Basic Net Income per share                            $  0.38                 $  0.22
                                                      =======                 =======
Diluted Net Income per share                          $  0.37                 $  0.22
                                                      =======                 =======










The accompanying notes are an integral part of the financial statements.

                                       NESCO, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (In thousands)
                                      (Unaudited)

                                                                        2000        1999
                                                                      --------    --------
Operating activities
     Net Income                                                       $  3,515    $  1,988
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                                      523         435
         Change in:
              Accounts receivable                                       (8,475)     (1,481)
              Cost and estimated earnings in excess of
                  billings on uncompleted contracts                     (6,489)       --
              Materials and supplies                                       (95)       (164)
              Prepaid expenses                                            (142)       (115)
              Accounts payable                                           3,981         638
              Accrued income taxes and liabilities                       2,610        (506)
                                                                      --------    --------
Net cash provided by (used in) operating activities                     (4,572)        795
                                                                      --------    --------

Investing activities
     Business Acquisitions                                              (8,024)     (3,791)
     Purchases of property, plant and equipment                         (1,162)     (1,717)
     Other                                                                (357)     (1,139)
                                                                      --------    --------
Net cash provided by (used in) investing activities                     (9,543)     (6,647)
                                                                      --------    --------

Financing activities:
     Proceeds from notes payable and long-term obligations              15,040      17,075
     Principal payments on notes and long term obligations              (1,555)    (10,466)
     Issuance of common stock                                              352        --
     Proceeds from sale (purchase) of treasury stock                      --          (184)
     Summit owners distributions net of tax                               --          (463)
                                                                      --------    --------
Net cash provided by financing activities                               13,837       5,962
                                                                      --------    --------

Decrease in cash                                                          (278)        110

Cash, beginning of period                                                  629         331
                                                                      --------    --------

Cash, end of period                                                   $    351    $    441
                                                                      ========    ========

The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  GENERAL

         In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  EARNINGS PER SHARE

         Basic and diluted EPS for the nine months ended Septmeber 30, 2000 and 1999, were computed as follows:

                                                                   Nine Months Ended June 30
                                                                  --------------------------
                                                                      2000           1999
                                                                  --------------------------
Basic EPS Computation:
         Net income                                               $    3,515      $    1,988
                                                                  ==========================

Weighted average shares outstanding                                9,259,188       9,055,166
                                                                  ==========================

Basic EPS                                                         $      .38      $      .22
                                                                  ==========================

Diluted EPS Computation:
         Net income                                               $    3,515      $    1,988
                                                                  ==========================

Weighted average shares outstanding                                9,259,188       9,055,166

Incremental shares for assumed exercise of securities:
                  Warrants                                            79,459          14,748
                  Options                                            131,077          22,714
                                                                  --------------------------

                                                                   9,469,725       9,092,628
                                                                  ==========================
Diluted EPS                                                       $      .37      $      .22
                                                                  ==========================

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                                       Thousands of Dollars
                                    ----------------------------------------------------------
                                                     Inter-
                                                     Segment         Pre-tax
     Segment                        Sales            Sales           Income           Assets
     -------                        ----------------------------------------------------------
     2000
     Fueling Installations          $ 18,021         $               $  4,021         $ 28,407
     Environmental                    11,313                            4,106           14,017
     Miscellaneous                     1,777             367              378            3,423
     Corporate Overhead                                                (2,836)           1,675
                                    ----------------------------------------------------------
                                    $ 31,111         $   367         $  5,669         $ 47,522
                                    ==========================================================

     1999
     Fueling Installations          $ 12,596         $               $  2,115         $ 10,085
     Environmental                     8,814                            2,628            8,454
     Miscellaneous                       706             821              223            2,556
     Corporate Overhead                                                (1,758)           1,779
                                    ----------------------------------------------------------
                                    $ 22,116         $   821         $  3,208         $ 22,874
                                    ==========================================================

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

The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

                                        9 months ended
                               ------------------------------
     Net Sales                   2000                  1999
     ---------                 -------                -------
     NESCO                     $31,111                $22,116
     Hopkins                     1,723                  1,750
                               -------                -------
     Total                     $32,834                $23,866

                                        9 months ended
                               ------------------------------
     Net Income                  2000                  1999
     ----------                -------                -------
     NESCO                     $ 3,515                $ 1,988
     Hopkins                       259                    110
                               -------                -------
     Total                     $ 3,774                $ 2,098

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

         On August 31, 2000, NESCO acquired certain assets and assumed certain liabilities of Trust Environmental Services Company, LLC, located in Norman, Oklahoma. The purchase price was $1,000,000 cash. Additionally, warrants to purchase 120,000 shares of NESCO common stock at $4.00 per share were issued to the sellers. The warrants expire August 31, 2005. Trust is a provider of environmental and related services to the owners and operators of fueling systems. NESCO retained the majority of Trust's employees.

         On September 28, 2000, NESCO acquired all of the shares of membership interests of the owners of Kentucky Environmental Network, LLC, located in Betsy Lane, Kentucky. The purchase price was $600,000 cash. Additionally, the sellers will receive five percent of the gross revenues invoiced and collected by NESCO for environmental consulting and remediation services provided by NESCO in the State of Kentucky during the five year period following the date of acquisition. Kentucky Environmental Network is a provider of environmental and related services to the owners and operators of fueling systems. NESCO retained all of the employees of the Company.

         On September 29, 2000, NESCO acquired all of the issued and outstanding shares of Atlanta Petroleum Equipment Company, Inc. located in Tucker, Georgia. The purchase price was $2,800,000. Additionally, options to purchase 80,000 shares of NESCO common stock were issued to sellers. The options are exercisable at $4.00 per share for a period of five years following closing. Cash of $1,400,000 was paid at closing. The remainder of the purchase price will be paid as follows: $700,000 on September 30, 2001 and $700,000 on September 30, 2002. Atlanta Petroleum is a provider of petroleum fueling systems equipment sales, installation, service, maintenance, and related services. NESCO retained all of the employees of the Company.

5.  SUBSEQUENT EVENTS

         On October 30, 2000, NESCO sold and leased back four of its office/warehouse facilities located in Tulsa, Oklahoma (the corporate headquarters building and warehouse); Independence, Missouri; Columbia, South Carolina; and San Antonio, Texas. The sales price was $2,850,000. The four facilities were leased back at a combined monthly rent of $27,674. The leases expire on

November 30, 2012, and the leases provide for a fixed increase of approximately 3% at the end of the fourth and eighth years.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

         Revenue for the three months ended September 30, 2000 increased 47%, or $3,859,000, compared to the same period in 1999 ($12,138,000 compared to $8,279,000). Revenues increased due to growth from existing operating locations and new acquisitions The fueling installations segment increased 91% or $3,969,000 for the third quarter of 2000 compared to the same quarter in 1999 ($8,343,000 compared to $4,374,000). During the third quarter of 1999, the Company began installation of turn-key fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. Since the beginning of the program through September 30, 2000, seven fueling facilities have been completed or are under construction. Fueling facilities for other clients continue to be installed. Atlanta Petroleum Equipment Company, Inc. was acquired on September 29, 2000, and there were no additions of revenues from this company to NESCO's third quarter fueling installation revenues. Environmental services revenue were relatively unchanged for the third quarter of 2000 compared to the same quarter in 1999 ($3,304,000 compared to $3,336,000). The acquisition of Trust Environmental Services, Inc. was completed on August 31, 2000, and the acquisition of Kentucky Environmental Network, LLC was completed on September 28, 2000. The addition of environmental revenues from these acquired companies to NESCO's third quarter results was insignificant. Miscellaneous revenues decreased $78,000, or 14%, for the third quarter of 2000 compared to the same quarter the previous year ($491,000 compared to $569,000). The decrease was due to a reduction in the number of Encompass Tank Gauging units shipped. The third quarter of 1999 included large stocking shipments to NESCO's European distributors.

         Cost and expenses increased 27%, or $1,417,000 ($6,733,000 for the third quarter of 2000 compared to $5,316,000 for the same quarter in of
1999). Cost of sales as a percent of revenues for the third quarter of 2000 was 55% compared to 64% for the same quarter in 1999. Direct labor increased 6% to $1,386,000 in the third quarter of 2000 compared to $1,311,000 for the third quarter of 1999. Costs of supplies and materials increased, 38% or $645,000, for the third quarter of 2000 compared to the same quarter in 1999 ($2,357,000 compared to $1,712,000). The increase in the cost of direct labor and supplies and materials was due to the increased work performed by the Company. The 38% growth in supplies and materials reflect the change in the type of the projects being installed by NESCO. NESCO has increased the number of turn key installations provided. These turn key installations require greater amounts of equipment and materials as compared to smaller upgrades of existing facilities and installations where the owner provides equipment and materials to be installed by NESCO. Subcontractor expense increased $472,000 ($1,825,000 for the third quarter of 2000 compared to $1,353,000 in the third quarter of 1999). The 35% increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turn key installation of fueling facilities.

         Selling, general and administrative expenses increased $999,000 for the third quarter of 2000 as compared to the third quarter of 1999 ($2,670,000 compared to $1,671,000). The 60% increase was a result of the Company's growth through acquisitions, the establishment of new offices, and increased business activities in its ongoing operations. Selling, general and administrative expenses as a percent of revenues was 22% for the third quarter of 2000 compared to 20% for the same quarter in 1999. During the third quarter of 2000 there were six division offices that did not exist during the third quarter of 1999. This does not include the acquisitions in Kentucky and Georgia made during the last week of September, 2000. Officers, management and administrative salaries increased $551,000 or 74% for the third quarter of 2000 compared with the same quarter in 1999 ($1,295,000 compared to $744,000). The increase is attributable to the addition of new personnel at the six offices, increase in the number of sales personnel, and normal salary increases. Professional fees for accounting and legal representation decreased $51,000 or 50% for the third quarter of 2000 compared to the same quarter in 1999 ($50,000 compared to $101,000). Legal fees for the third quarter of 1999 included significant expense incurred in a lawsuit and trial in which NESCO did not prevail. The decision is on appeal. Bad debt expense increased $104,000 in the third quarter of 2000 compared to the same quarter in 1999 ($206,000 compared to $102,000) due to provision for possible write off of receivables upon settlement of certain litigation matters. General insurance expense increased $44,000 for the third quarter of 2000 ($114,000 compared to $70,000). The 63% increase resulted from greater amounts of plant and equipment to be insured, greater number of employees covered by workers compensation insurance, and increased business activity. Employee insurance increased 116% or $43,000 for the third quarter of 2000 compared to the same period in 1999 ($80,000 compared to $37,000). The increase resulted from an increase in the number of employees covered by health insurance.

         Interest expense increased $391,000 in the third quarter of 2000 compared to the same quarter in 1999 ($614,000 compared to $223,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the national prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The prime rate at the end of the third quarter of 1999 was 8.25%. By the end of the third quarter of 2000, the rate had increased to 9.5%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

         Revenue for the nine months ended June 30, 2000 increased 41%, or $8,995,000, compared to the same period in 1999 ($31,111,000 compared to $22,116,000). Revenues increased due to growth from existing offices and new acquisitions. The fueling installations segment increased 55%, or $6,515,000, for the first nine months of 2000 compared to the same period in 1999 ($18,338,000 compared to $11,822,000). The company increased the number of installations of turnkey fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. The fueling systems installation under the site development program was not begun until the third quarter of 1999. Since the beginning of the program through September 30, 2000, seven fueling facilities have been completed or are under construction.Fueling facilities for other clients continue to be installed. Atlanta Petroleum Equipment Company, Inc. was acquired on September 29, 2000, and there were no additions of revenues from this company to NESCO's fueling installation revenues for the first nine months of 2000. Environmental services revenue increased $2,333,000, or 26%, for the first nine months of 2000 compared to the same period in 1999 ($11,250,000 compared to $8,917,000). The acquisition of a company in South Carolina in May, 1999, added significant environmental contracts and personnel to the South Carolina division office. The growth of that office and the receipt of benefits for the entire nine-month period in 2000 compared to the same period in 1999 contributed to the increase. Additionally, the revenues from Trust Environmental Services, Inc. acquired by NESCO on August 31, 2000 contributed to the increase. This addition and the growth in pay-for-performance environmental revenues from the Company's other offices accounted for the growth in environmental revenues. Miscellaneous revenues increased 11% or $145,000 in the first nine months of 2000 compared to the same period in 1999 ($1,523,000, or to $1,378,000). The increase was due to increased sales of Encompass tank gauging systems and an increase in service revenues from the Dallas office.

         Cost and expenses increased 29%, or $3,997,000, ($17,988,000 for the first nine months of 2000 compared to $13,991,000 for the same period in of
1999). Cost and expenses as a percent of revenues was 58% for the first nine months of 2000 compared to 63% for the same period in 1999. Direct labor increased 19%, or $660,000 ($4,078,000 for the first nine months of 2000 compared to $3,418,000 for the same period in1999). Costs of supplies and materials increased 24% or $1,178,000 for the first nine months of 2000 compared to the same period in 1999 ($6,025,000 compared to $4,847,000). The increase in the cost of direct labor and supplies and materials was due to the increased work performed by the Company. Subcontractor expense increased 54% or $1,571,000 ($4,489,000 for the first nine months of 2000 compared to $2,918,000 in the same period of 1999). The increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turnkey installation of fueling facilities. Equipment rental expense increased $121,000 or 44% for the first nine months of 2000 compared to the same period in 1999 ($397,000 compared to $276,000) due to increased business activity. Vehicle expense except depreciation increased 33% or $104,000 in the first nine months of 2000 compared to the same period in 1999 ($419,000 compared to

$315,000). This expense increased because NESCO began leasing vehicles added to its fleet during 2000 as opposed to acquiring the vehicles as had been done in prior years.

         Selling, general and administrative expenses increased $1,591,000 for first nine months of 2000 as compared to the same period of 1999 ($6,328,000 compared to $4,737,000). The 34% increase was a result of the Company's growth through acquisitions and increased business activities in its ongoing operations. Selling, general and administrative expenses as a percent of revenues was 20% for the first nine months of 2000 compared to 21% for the same period in 1999. During the first nine months of 2000 there were four division offices that did not exist during the same period of 1999, and the four offices do not include the acquisitions in Kentucky and Georgia made during the last week of September, 2000. Officers, management and administrative salaries increased 47% or $971,000 for the first nine months of 2000 compared with the same period in 1999 ($3,051,000 compared to $2,080,000). The increase is attributable to the addition of new personnel at the four additional offices, addition of sales personnel, and normal salary increases. Salesmen's travel expenses increased $70,000 in the first nine months of 2000 compared to the same period in 1999 due to the increase in number of sales personnel employed ($108,000 compared to $38,000). Office rent and telephone expense also increased due to the addition of the four offices. The office rent expense increased $81,000 in the first nine months of 2000 compared to the same period in 1999 ($269,000 compared to $188,000). Telephone expense increased $70,000 in the first nine months of 2000 compared to the same period in 1999 ($315,000 compared to $245,000). Professional fees for accounting and legal representation decreased $86,000 first nine months of 2000 compared to the same period in 1999 ($171,000 compared to $257,000). Legal fees during the first nine months of 1999 included significant expense incurred in a lawsuit and trial in which NESCO did not prevail. The decision is on appeal. General insurance increased 33% or $79,000 in the first nine months of 2000 compared to the same period in 1999 ($321,000 compared to $242,000). The 33% increase resulted from greater amounts of plant and equipment to be insured, greater number of employees covered by workers compensation insurance, and increased business activity. Employee insurance increased 73% or $98,000 for the first nine months of 2000 compared to the same period in 1999 ($232,000 compared to $134,000). The increase resulted from an increase in the number of employees covered by health insurance.

         Interest expense increased $859,000 in the first nine months of 2000 compared to the same period in 1999 ($1,319,000 compared to $460,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the national prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The prime rate at the end of the second quarter of 1999 was 8.25%. By the end of the second quarter of 2000, the rate had increased to 9.5%.

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

         On September 29, 2000, the Company obtained a temporary increase in working capital revolving credit commitment to increase the amount available for borrowing under the Working Capital Revolving Credit Facility. The facility was increased from $8,000,000 to $10,500,000 for the period beginning on September 29, 2000 and ending on December 31, 2000.

         The Company continued to make periodic debt repayments during this period.

FORWARD LOOKING STATEMENTS

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company?s ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company?s services and products, the availability of experienced personnel, raw materials and equipment and the Company?s ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.


                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Common Stock

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

Warrants

         On August 31, 2000, the Company issued warrants to purchase up to 120,000 shares of the Company's common stock to Trust Environmental Services Company, L.L.C., an Oklahoma limited liability company ("Trust"), as part of the consideration for the Company's acquisition of the business and intangible assets of Trust. Each of the warrants is immediately exercisable at an exercise price of $4.00 per share for a term of five years. The purchase price for the business and assets of Trust consisted of (1) cash in the amount of $1,000,000, (2) warrants to purchase

120,000 shares of the Company's common stock, and (3) the assumption by the Company of the obligations of Trust under certain contracts.

         The warrants were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering. Trust is a sophisticated investor capable of evaluating the risks of an investment in the Company's securities and bearing the financial risks of the investment. Trust had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the securities had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. Trust represented to the Company that the securities were acquired for investment purposes and not with a view to the distribution thereof. The warrant agreement representing the warrants contained the appropriate legend indicating the restrictive nature of the shares to be issued pursuant to the exercises of any of the warrants.

Options

         On September 29, 2000, the Company issued options to purchase, in the aggregate, up to 80,000 shares of common stock of the Company to Robert
D. Dutcher, Raymond M. DeLorenzo, Bruce K. Patterson and Scott E. Cathers ("Sellers") as part of the consideration for the Company's acquisition of all of the issued and outstanding common stock of Atlanta Petroleum Equipment Company, Inc., a Georgia corporation ("APEC"). Each of the options is immediately exercisable at an exercise price of $4.00 per share for a term of five years. The purchase price for the common stock of APEC consisted of (1) cash in the amount of $1,400,000, (2) options to purchase, in the aggregate, up to 80,000 shares of the Company's common stock, (3) and additional payments of cash, subject to adjustment, in the aggregate amount of $1,400,000.

         The options were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering. Each of Sellers is a sophisticated investor capable of evaluating the risks of an investment in the Company's securities and bearing the financial risks of the investment. Each of Sellers had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the securities had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. Sellers represented to the Company that the securities were acquired for investment purposes and not with a view to the distribution thereof. The option agreement representing the options contained the appropriate legend indicating the restrictive nature of the shares to be issued pursuant to the exercises of any of the options.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.15 Copy of First Amendment to Credit Agreement dated August 4, 2000 between the Company and Bank One, Oklahoma, N.A.

                  10.16 Copy of Second Amendment to Credit Agreement dated September 30, 2000 between the Company and Bank One, Oklahoma, N.A.

                  10.17 Copy of Asset Purchase Agreement dated August 31, 2000 between the Company and Trust Environmental Services Company, LLC

                  10.18 Copy of Membership Interest Purchase, Sale, and Redemption Agreement dated September 28, 2000 between George Stamper, Glenn Michael Blackburn, Kelly Combs, and Paul Wathen.

                  10.19 Copy of Stock Purchase Agreement dated September 29, 2000 between the Company and Robert G. Dutcher, Raymond M. Delorenzo, Bruce K. Patterson, and Scott
                           E. Cathers.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                           On August 22, 2000, we filed an Form 8-K/A No. 1 describing the June 12, 2000, acquisition of Hopkins Appraisal Services, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NESCO, Inc.

Date: November 9, 2000      BY: /s/ Larry G. Johnson
                                -----------------------------------------------
                            LARRY G. JOHNSON, Vice President &
                            Secretary-Treasurer & Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

                                            EXHIBITS

                  10.15 Copy of First Amendment to Credit Agreement dated August 4, 2000 between the Company and Bank One, Oklahoma, N.A.

                  10.16 Copy of Second Amendment to Credit Agreement dated September 30, 2000 between the Company and Bank One, Oklahoma, N.A.

                  10.17 Copy of Asset Purchase Agreement dated August 31, 2000 between the Company and Trust Environmental Services Company, LLC

                  10.18 Copy of Membership Interest Purchase, Sale, and Redemption Agreement dated September 28, 2000 between George Stamper, Glenn Michael Blackburn, Kelly Combs, and Paul Wathen.

                  10.19 Copy of Stock Purchase Agreement dated September 29, 2000 between the Company and Robert G. Dutcher, Raymond M. Delorenzo, Bruce K. Patterson, and Scott
                           E. Cathers.

                  27.1     Financial Data Schedule.