Form 10QSB/A
period 2000-09-30
NESCO INC/OK
filed 2001-03-27
CIK 922868

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

          for the transition period.................to.................

               Commission file number.................000-24470

                                  NESCO, Inc.
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Oklahoma                                             73-1296420
           ---------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000:

                                                         Number of shares
     Title of Class                                         Outstanding
------------------------                                    -----------
    Common Stock, $.01 Par Value                               9,325,855
    Transitional Small Business Issuer Format (Check one): Yes____No__X_

                                   NESCO, INC.
                                TABLE OF CONTENTS

                                                                        Page

                          PART I - FINANCIAL INFORMATION

FINANCIAL INFORMATION:

    Item 1.  Financial Statements

             Consolidated Balance Sheet
               September 30, 2000                                           3

             Consolidated Statements of Income
               Months Ended September 30, 2000 and 1999                     4

             Consolidated Statements of Income
               Nine Months Ended September 30, 2000 and 1999                5

             Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2000 and 1999                6

             Notes to Consolidated Financial Statements                     7

    Item 2.

             Management's Discussion and Analysis of the
               Financial Condition and Results of Operations               10

                                    PART II

OTHER INFORMATION:

    Item 2. Changes in Securities and Use of Proceeds                      15

    Item 6. Exhibits and Reports on Form 8-K                               16

    Signatures                                                             17

                                   NESCO, INC.
                            CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2000
                                  (In Thousands)
                                    (Unaudited)
                                       ASSETS

Current assets:
     Cash                                                                 $   351
     Accounts receivable                                                   10,869
     Cost in excess of billings                                             7,414
     Materials and supplies                                                 2,715
     Prepaid expenses                                                         300
                                                                          -------
     Total current assets                                                  21,649
                                                                          -------
Property and equipment, at cost                                            10,549
     Less accumulated depreciation                                         (3,644)
                                                                          -------
     Property and equipment, net                                            6,905
                                                                          -------
Lease contracts receivable                                                  7,948
                                                                          -------
Intangible cost                                                             9,553
                                                                          -------
Total assets                                                              $46,055
                                                                          =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term obligations
     and revolving line of credit                                         $ 3,246
     Accounts payable                                                       5,720
     Accrued income taxes and liabilities                                   3,787
                                                                          -------
     Total current liabilities                                             12,753
                                                                          -------
Long-term obligations                                                      22,616
Deferred income taxes                                                         424
                                                                          -------
Total Liabilities                                                          35,793
                                                                          -------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
       none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
       issued 9,488,643 shares, including treasury
       shares                                                                  95
     Additional paid-in capital                                             4,499
     Retained Earnings                                                      5,996
     Common stock in Treasury, at cost, 162,788 shares                       (326)
                                                                          -------
     Total shareholders' equity                                            10,262
                                                                          -------
Total liabilities and shareholders' equity                                $46,055
                                                                          =======

The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                             2000                1999
                                                                          ------------------------------
Revenues                                                                  $  10,671           $    8,279
  Costs and Expenses                                                          6,451                5,316
  Selling, general and administrative expenses                                2,670                1,671
                                                                          ------------------------------

Income from operations                                                        1,550                1,292

  Other income                                                                  107                   97
  Interest expense                                                              614                  223
                                                                          ------------------------------

Income before provision for income taxes                                      1,043                1,166

  Provision for income taxes                                                    381                  442
                                                                          ------------------------------

Net Income                                                                $     662            $     724
                                                                          =========            =========

Basic Net Income per share                                                $    0.07            $    0.08
                                                                          =========            =========
Diluted Net Income per share                                              $    0.07            $    0.08
                                                                          =========            =========


The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In thousands except per share amounts)
                                  (Unaudited)

                                                               2000       1999
                                                             -------------------
Revenues                                                     $29,644     $22,116

  Cost and expenses                                           17,706      13,991
  Selling, general and administrative expenses                 6,328       4,737
                                                             -------------------

Income from operations                                         5,610       3,388

  Other Income                                                   193         280
  Interest Expense                                             1,319         460
                                                             -------------------

Income before provision for income taxes                       4,484       3,208

  Provision for taxes on income                                1,704       1,220
                                                             -------------------

Net Income                                                   $ 2,780     $ 1,988
                                                             -------------------

Basic Net Income per share                                   $  0.30     $  0.22
                                                             =======     =======
Diluted Net Income per share                                 $  0.29     $  0.22
                                                             =======     =======


The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (In thousands)
                                   (Unaudited)

                                                                2000               1999
                                                             -----------------------------
Operating activities
     Net Income                                              $    2,780        $     1,988
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                 523                435
       Change in:
         Accounts receivable                                     (8,475)            (1,481)
         Cost and estimated earnings in excess of
           billings on uncompleted contracts                     (5,022)                 -
         Materials and supplies                                     (95)              (164)
         Prepaid expenses                                          (142)              (115)
         Accounts payable                                         3,699                638
         Accrued income taxes and liabilities                     2,160               (506)
                                                             ----------         ----------
Net cash provided by (used in) operating activities              (4,572)               795
                                                             ----------         ----------

Investing activities
     Business Acquisitions                                       (8,024)            (3,791)
     Purchases of property, plant and equipment                  (1,162)            (1,717)
     Other                                                         (357)            (1,139)
                                                             ----------         ----------
Net cash used in investing activities                            (9,543)            (6,647)
                                                             ----------         ----------

Financing activities:
     Proceeds from notes payable and long-term obligations       15,040             17,075
     Principal payments on notes and long term obligations       (1,555)           (10,466)
     Issuance of common stock                                       352                  -
     Purchase of treasury stock                                       -               (184)
     Summit owners distributions net of tax                           -               (463)
                                                             ----------         ----------
Net cash provided by financing activities                        13,837              5,962
                                                             ----------         ----------

Increase (decrease) in cash                                        (278)               110

Cash, beginning of period                                           629                331
                                                             ----------         ----------

Cash, end of period                                          $      351         $      441
                                                             ==========         ==========

The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  EARNINGS PER SHARE

    Basic and diluted EPS for the nine months ended Septmeber 30, 2000 and 1999, were computed as follows:

                                                               Nine Months Ended June 30
                                                           --------------------------------
                                                              2000                  1999
                                                           --------------------------------
Basic EPS Computation:
    Net income                                                 $2,780                $1,988
                                                           ================================

Weighted average shares outstanding                         9,259,188             9,055,166
                                                           ================================

Basic EPS                                                       $ .30                  $.22
                                                           ================================

Diluted EPS Computation:
    Net income                                                 $2,780                $1,988
                                                           ================================

Weighted average shares outstanding                         9,259,188             9,055,166

Incremental shares for assumed exercise
    of securities:
        Warrants                                               79,459                14,748
        Options                                               131,077                22,714
                                                           --------------------------------

                                                            9,469,725             9,092,628
                                                           ================================
Diluted EPS                                                      $.29                  $.22
                                                           ================================

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                            Thousands of Dollars
                               --------------------------------------------
                                          Inter-
                                          Segment    Pre-tax
  Segment                       Sales     Sales      Income         Assets
  -------                      --------------------------------------------
  2000
  Fueling Installations        $16,554    $          $ 2,836        $26,940
  Environmental                 11,313                 4,106         14,017
  Miscellaneous                  1,777        367        378          3,423
  Corporate Overhead                                  (2,836)         1,675
                               --------------------------------------------
                               $29,644    $   367    $ 4,484        $46,055
                               ============================================

  1999
  Fueling Installations        $12,596    $          $ 2,115        $10,085
  Environmental                  8,814                 2,628          8,454
  Miscellaneous                    706         821       223          2,556
  Corporate Overhead                                  (1,758)         1,779
                               --------------------------------------------
                               $22,116    $    821   $ 3,208        $22,874
                               ============================================

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

    The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

                                          9 months ended
                                       --------------------
    Net Sales                           2000          1999
    ---------                           ----          ----
    NESCO                              $29,644      $22,116
    Hopkins                              1,723        1,750
                                       -------      -------
    Total                              $31,367      $23,866

                                          9 months ended
                                       ---------------------
  Net Income                            2000           1999
  ----------                            ----           ----
  NESCO                                $2,780         $1,988
  Hopkins                                 259            110
                                       ------         ------
  Total                                $3,039         $2,098

    Until the merger, Hopkins was operated as a limited liability company which is taxed as a partnership. Accordingly, Hopkins incurred no income taxes until the merger. For purposes of presenting the combined operations of the Company and Hopkins on a retroactive basis, Hopkin's income has been adjusted by $97,000 in 2000 and $67,000 in 1999 representing a provision for income taxes at an effective 38% combined federal and state tax rate.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

    Revenue for the three months ended September 30, 2000 increased 29%, or $2,392,000, compared to the same period in 1999 ($10,671,000 compared to $8,279,000). Revenues increased due to growth from existing operating locations and new acquisitions. The fueling installations segment increased 57% or $2,502,000 for the third quarter of 2000 compared to the same quarter in 1999 ($6,876,000 compared to $4,374,000). During the third quarter of 1999, the Company began installation of turnkey fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. Since the beginning of the program through September 30, 2000, seven fueling facilities have been completed or are under construction. Fueling facilities for other clients continue to be installed. Atlanta Petroleum Equipment Company, Inc. was acquired on September 29, 2000, and there were no additions of revenues from this company to NESCO's third quarter fueling installation revenues. Environmental services revenue were relatively unchanged for the third quarter of 2000 compared to the same quarter in 1999 ($3,304,000 compared to $3,336,000). The acquisition of Trust Environmental Services, Inc. was completed on August 31, 2000, and the acquisition of Kentucky Environmental Network, LLC was completed on September 28, 2000. The addition of environmental revenues from these acquired companies to NESCO's third quarter results was insignificant. Miscellaneous revenues decreased $78,000, or 14%, for the third quarter of 2000 compared to the same quarter the previous year ($491,000 compared to $569,000). The decrease was due to a reduction in the number of Encompass Tank Gauging units shipped. The third quarter of 1999 included large stocking shipments to NESCO's European distributors.

    Cost and expenses increased 21%, or $1,135,000 ($6,451,000 for the third quarter of 2000 compared to $5,316,000 for the same quarter in 1999). Cost of sales as a percent of revenues for the third quarter of 2000 was 60% compared to 64% for the same quarter in 1999. Direct labor increased 6% to $1,386,000 in the third quarter of 2000 compared to $1,311,000 for the third quarter of 1999. Costs of supplies and materials increased, 21% or $363,000, for the third quarter of 2000 compared to the same quarter in 1999 ($2,075,000 compared to $1,712,000). The increase in the cost of direct labor and supplies and materials was due to the increased work performed by the Company. The 21% growth in supplies and materials reflects the change in the type of the projects being installed by NESCO. NESCO has increased the number of turnkey installations provided. These turnkey installations require greater amounts of equipment and materials as compared to smaller upgrades of existing facilities and installations where the owner provides equipment and materials to be installed by NESCO. Subcontractor expense increased $472,000 ($1,825,000 for the third quarter of 2000 compared to $1,353,000 in the third quarter of 1999). The 35% increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turnkey installation of fueling facilities.

    Selling, general and administrative expenses increased $999,000 for the third quarter of 2000 as compared to the third quarter of 1999 ($2,670,000 compared to $1,671,000). The 60% increase was a result of the Company's growth through acquisitions, the establishment of new offices, and increased business activities in its ongoing operations. Selling, general and administrative expenses as a percent of revenues was 25% for the third quarter of 2000 compared to 20% for the same quarter in 1999. During the third quarter of 2000 there were six division offices that did not exist during the third quarter of 1999. This does not include the acquisitions in Kentucky and Georgia made during the last week of September 2000. Officers, management and administrative salaries increased $551,000 or 74% for the third quarter of 2000 compared with the same quarter in 1999 ($1,295,000 compared to $744,000). The increase is attributable to the addition of new personnel at the six offices, increase in the number of sales personnel, and normal salary increases. Professional fees for accounting and legal representation decreased $51,000 or 50% for the third quarter of 2000 compared to the same quarter in 1999 ($50,000 compared to $101,000). Legal fees for the third quarter of 1999 included significant expense incurred in a lawsuit and trial in which NESCO did not prevail. The decision is on appeal.
 Bad debt expense increased $104,000 in the third quarter of 2000 compared to the same quarter in 1999 ($206,000 compared to $102,000) due to provision for possible write off of receivables upon settlement of certain litigation matters. General insurance expense increased $44,000 for the third quarter of 2000 ($114,000 compared to $70,000). The 63% increase resulted from greater amounts of plant and equipment to be insured, greater number of employees covered by workers compensation insurance, and increased business activity. Employee insurance increased 116% or $43,000 for the third quarter of 2000 compared to the same period in 1999 ($80,000 compared to $37,000). The increase resulted from an increase in the number of employees covered by health insurance.

    Interest expense increased $391,000 in the third quarter of 2000 compared to the same quarter in 1999 ($614,000 compared to $223,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the lender's prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such periods plus a margin previously established. The prime rate at the end of the third quarter of 1999 was 8.25%. By the end of the third quarter of 2000, the rate had increased to 9.5%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

    Revenue for the nine months ended September 30, 2000 increased 34%, or $7,528,000, compared to the same period in 1999 ($29,644,000 compared to $22,116,000). Revenues increased due to growth from existing offices and new acquisitions. The fueling installations segment increased 43%, or $5,049,000, for the first nine months of 2000 compared to the same period in 1999 ($16,871,000 compared to $11,822,000). The company increased the number of installations of turnkey fueling facilities under the NESCO Acceptance Corporation program for providing design, permitting, installation, and financing of such facilities. The fueling systems installation under the site development program was not begun until the third quarter of 1999.
Since the beginning of the program through September 30, 2000, seven fueling facilities have been completed or are under construction. Two fueling facilities for other clients continue to be installed. Atlanta Petroleum Equipment Company, Inc. was acquired on September 29, 2000, and there were no additions of revenues from this company to NESCO's fueling installation revenues for the first nine months of 2000. Environmental services revenue increased $2,333,000, or 26%, for the first nine months of 2000 compared to the same period in 1999 ($11,250,000 compared to $8,917,000). The acquisition of a company in South Carolina in May 1999, added significant environmental contracts and personnel to the South Carolina division office. The growth of that office and the receipt of benefits for the entire nine-month period in 2000 compared to the same period in 1999 contributed to the increase. Additionally, the revenues from Trust Environmental Services, Inc. acquired by NESCO on August 31, 2000 contributed to the increase. This addition and the growth in pay-for-performance environmental revenues from the Company's other offices accounted for the growth in environmental revenues. Miscellaneous revenues increased 11% or $145,000 in the first nine months of 2000 compared to the same period in 1999 ($1,523,000, or to $1,378,000). The increase was due to increased sales of Encompass tank gauging systems and an increase in service revenues from the Dallas office.

    Cost and expenses increased 27%, or $3,715,000, ($17,706,000 for the first nine months of 2000 compared to $13,991,000 for the same period in of
1999). Cost and expenses as a percent of revenues was 60% for the first nine months of 2000 compared to 63% for the same period in 1999. Direct labor increased 19%, or $660,000 ($4,078,000 for the first nine months of 2000 compared to $3,418,000 for the same period in1999). Costs of supplies and materials increased 18% or $896,000 for the first nine months of 2000 compared to the same period in 1999 ($5,743,000 compared to $4,847,000). The increase in the cost of direct labor and supplies and materials was due to the increased work performed by the Company. Subcontractor expense increased 54% or $1,571,000 ($4,489,000 for the first nine months of 2000 compared to $2,918,000 in the same period of 1999). The increase in the use of subcontractors resulted from the greater amount of work performed and the increased use of subcontractors for turnkey installation of fueling facilities. Equipment rental expense increased $121,000 or 44% for the first nine months of 2000 compared to the same period in 1999 ($397,000 compared to $276,000) due to increased business activity. Vehicle expense except depreciation increased 33% or $104,000 in the first nine months of 2000 compared to the same period in 1999 ($419,000 compared to $315,000). This expense increased because NESCO began leasing vehicles added to its fleet during 2000 as opposed to acquiring the vehicles as had been done in prior years.

    Selling, general and administrative expenses increased $1,591,000 for first nine months of 2000 as compared to the same period of 1999 ($6,328,000 compared to $4,737,000). The 34% increase was a result of the Company's growth through acquisitions and increased business activities in its ongoing operations. Selling, general and administrative expenses as a percent of revenues was 21% for the first nine months of 2000 compared to 21% for the same period in 1999. During the first nine months of 2000 there were four division offices that did not exist during the same period of 1999, and the four offices do not include the acquisitions in Kentucky and Georgia made during the last week of September 2000. Officers, management and administrative salaries increased 47% or $971,000 for the first nine months of 2000 compared with the same period in 1999 ($3,051,000 compared to $2,080,000). The increase is attributable to the addition of new personnel at the four additional offices, addition of sales personnel, and normal salary increases. Salesmen's travel expenses increased $70,000 in the first nine months of 2000 compared to the same period in 1999 due to the increase in number of sales personnel employed ($108,000 compared to $38,000). Office rent and telephone expense also increased due to the addition of the four offices. The office rent expense increased $81,000 in the first nine months of 2000 compared to the same period in 1999 ($269,000 compared to $188,000). Telephone expense increased $70,000 in the first nine months of 2000 compared to the same period in 1999 ($315,000 compared to $245,000). Professional fees for accounting and legal representation decreased $86,000 first nine months of 2000 compared to the same period in 1999 ($171,000 compared to $257,000). Legal fees during the first nine months of 1999 included significant expense incurred in a lawsuit and trial in which NESCO did not prevail. The decision is on appeal. General insurance increased 33% or $79,000 in the first nine months of 2000 compared to the same period in 1999 ($321,000 compared to $242,000). The 33% increase resulted from greater amounts of plant and equipment to be insured, greater number of employees covered by workers compensation insurance, and increased business activity. Employee insurance increased 73% or $98,000 for the first nine months of 2000 compared to the same period in 1999 ($232,000 compared to $134,000). The increase resulted from an increase in the number of employees covered by health insurance.

    Interest expense increased $859,000 in the first nine months of 2000 compared to the same period in 1999 ($1,319,000 compared to $460,000) due to increases in the line of credit for operations and term loans for the acquisition of companies and equipment. A portion of the increase resulted from an increase in interest rates paid by the Company. The line of credit adjusts as the lender's prime rate adjusts. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such periods plus a margin previously established. The prime rate at the end of the second quarter of 1999 was 8.25%. By the end of the second quarter of 2000, the rate had increased to 9.5%.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

    On February 15, 2000, the Company obtained an increase in its line of credit loan from the Bank of Oklahoma. The line was increased from $7 million to $9 million. All other terms and conditions remained unchanged.

    On May 12, 2000, the Company obtained a new credit facility from Bank One, Oklahoma, N.A. The existing line of credit and term loan with another lender and a series of purchase financing and other loans were paid off with the proceeds of the new credit facility. The new credit facility comprised three loans. The term loan of $13,300,000 included $2,500,000 for the acquisition of a Florida company and a Kentucky company. The funds were placed in the revolving line of credit facility pending the closing of the acquisitions. When the Florida acquisition was terminated, $1,900,000 of the $2,500,000 borrowed for that acquisition was applied to the purchase of Hopkins Appraisal Services, Inc. The second loan of $4,000,000 line of credit was for future acquisitions. As of June 30, 2000, $1,390,000 was borrowed against the acquisition line of credit to fund the remainder of the Hopkins acquisition. The third loan was a revolving line of credit for $8,000,000 to be used for working capital. Interest rates on the loans float at the Bank One prime rate. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such periods plus a margin previously established. The working capital revolving line of credit loan matures April 30, 2002, and requires monthly payments of interest accrued. The acquisition line of credit matures April, 30, 2002, and requires a monthly principal payment of 1/60th of the acquisition loan principal balance and accrued interest. The term loan matures April 30, 2003, and requires a monthly principal payment of 1/60th of the original principal balance and accrued interest to be paid monthly.

    On September 29, 2000, the Company obtained a temporary increase in its working capital revolving credit commitment to increase the amount available for borrowing under the Working Capital Revolving Credit Facility. The facility was increased from $8,000,000 to $10,500,000 for the period beginning on September 29, 2000 and ending on December 31, 2000.

    The Company continued to make periodic debt repayments during this period.

FORWARD LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company=s ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company=s services and products, the availability of experienced personnel, raw materials and equipment and the Company=s ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NESCO, Inc.


Date: March 21, 2001     BY: /s/ Larry G. Johnson
                            --------------------------------
                            LARRY G. JOHNSON, Vice President &
                            Secretary-Treasurer & Chief Financial Officer (Authorized Officer and Principal Financial Officer)