Form 10KSB
period 2000-12-31
NESCO INC/OK
filed 2001-04-02
CIK 922868

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB


(Mark One)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD             TO             .

                         Commission file No. 000-24470

                            ------------------------

                                  NESCO, INC.

                 (Name of small business issuer in its charter)

                     OKLAHOMA                                           73-1296420
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                          Identification Number)

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past
90 days.  Yes  /X/  No  / /

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $40,606,000

    The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on March 1, 2001 was $25,285,000.

    The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2001 is shown below:

                                                            NUMBER OF SHARES
       TITLE OF CLASS                                         OUTSTANDING
       --------------                                       ----------------
   Common Stock, $.01 Par
  Value......................                                  9,325,855

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders of NESCO, Inc. to be held May 17, 2001, are incorporated by reference in Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES  / /  NO  /X/.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

    Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company's ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, obtain adequate financing on reasonably acceptable terms, general economic conditions and conditions affecting the industries which utilize the Company's services and products, the availability of experienced personnel, raw materials and equipment and the Company's ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

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

    Today, we provide equipment, maintenance, monitoring, installation and other services primarily to owners and operators of fueling facilities. Our customers include:

    - Service stations;

    - Convenience stores;

    - Grocery store and hypermarket chains with fueling facilities; and

    - Commercial and industrial fueling facilities.

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

    We provide our customers with a variety of services from turn-key solutions to discrete products and services, allowing them to satisfy their fueling service needs with a single full-service provider. We offer the following products and services:

    - Site management utilizing our SiteTrac.com software;

    - Site development and financing;

    - Fuel systems installations, upgrades and remodeling;

    - Appraisal Services; and

    - Environmental services.

OUR INDUSTRY

    Over the last ten years, two major forces have impacted our industry: a tremendous growth in non-traditional fueling facilities and an increase in environmental laws and regulations.

    The non-service station fueling business has grown as convenience stores have grown in size, number, and importance to consumers and as grocery stores and hypermarkets have entered the business of dispensing fuel. Hypermarkets are stores which combine sales of traditional department or discount store products and groceries. Moreover, petroleum companies that have retail operations have begun upgrading their operations with modern fueling systems and adding many of the products and services offered by the convenience store chains. At least seven of the top 25 grocery store chains have begun building or are in the discussion and planning stages of developing fuel facilities at their store sites. For example, one national grocery store chain announced it expects to add fueling to 50 stores in North Texas by 2002.

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

    There also exists significant growth in the international market for environmental and management services. Owners and operators of fueling facilities in Europe are being required to comply with stricter environmental laws, which will eventually require all fueling tanks to have environmental monitoring equipment. Based on industry estimates, less than 5% of all existing fuel tanks in Europe currently have this equipment in place. This increased regulation will create a significant demand for environmental and management services.

OUR SERVICES

    SITE MANAGEMENT

    A new service made possible by advances in technology, equipment and the growth and acceptance of the Internet is the provision of a complete range of site management services. These services can be provided typically at a cost less than the owner or operator would pay for in-house site management. The site management services we provide to our customers include:

    - Environmental compliance services;

    - Fuel management services; and

    - Facilities management.

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

    SiteTrac.com also improves fuel inventory management. By efficiently monitoring product levels in their fuel storage tanks, our customers can optimize the timing and quantities of purchases and deliveries of fuel. Our customers can improve cash flow management by minimizing excessive inventory carrying costs and fuel outages and by seizing market opportunities to purchase fuel at times when favorable prices exist.

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

    Based on industry figures, there are currently over 180,000 retail fueling facilities in the United States, accounting for approximately 60% of all fuel sales. The remaining 40% of fuel sales are to industrial, fleet, pipeline and government fueling facilities. We estimate that less than 5% of the total
U.S. market is currently being remotely monitored by third party service providers. SiteTrac.com has few site management competitors in the fuel systems market. We believe we are well positioned to capture a significant portion of the revenues from this emerging market for Internet-based fueling systems site management.

    SITE DEVELOPMENT AND FINANCING

    With the complexity and increasingly significant cost of installing a competitive fueling system, small- to medium-sized operators need assistance in bringing together all of the various aspects for site installations. We are a leading single source provider for:

    - Site analysis;

    - Land acquisition;

    - Facility design, construction, and equipment installation; and

    - Financing.

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

    FUEL SYSTEMS INSTALLATIONS, UPGRADES AND REMODELING

    The installation of complete fueling systems as well as upgrading various facets of fueling systems is dependent on experience, full-service capabilities, the ability to perform over a geographically disperse area and an understanding of various local, state and federal agencies. We provide full-service turn-key solutions for installing new fueling facilities and for upgrading and remodeling existing fueling facilities. These solutions include:

    - Design and installation of fueling facilities;

    - Upgrade of fueling systems;

    - Tank removals;

    - Cathodic protection of underground storage tanks and piping;

    - Equipment and installation distributor program; and

    - Manufacture, sales and service of fueling systems equipment.

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

    We have benefited from the recent increase in the installation of fueling facilities by grocery store and hypermarket chains at the perimeters of their parking lots. It is estimated that 50% of all grocery store chains are expected to offer gasoline sales by the end of 2004. This represents a $5 billion potential market size for these new fuel installations. This move into retail gasoline sales has provided an opportunity for us to use our experience in the fuel services industry to become a turn-key provider of fuel facilities.

    We have also benefited from an increase in upgrading and remodeling activity. Many of the petroleum companies with retail operations have begun upgrading their facilities with modern fueling systems in response to the increased competition with the growing number of non-traditional fueling facilities. In addition, the recent trend of consolidations involving petroleum companies with retail operations has created a demand for our upgrading and remodeling services as the consolidated companies generally upgrade their fueling systems when their petroleum products are rebranded. The estimated market size for the upgrading and remodeling segment is approximately
$2 billion annually based on industry figures. Our capabilities in upgrading and remodeling fuel facilities places us in a position to capture a portion of this market.

    ENVIRONMENTAL SERVICES

    We provide a number of environmental services to our fueling systems customers, including:

    - Environmental site assessments;

    - Soil and water remediation; and

    - Laboratory environmental analysis.

    Whenever an underground storage tank leak is suspected, an investigation to confirm the presence of a leak must be conducted within seven days. We perform these investigations. In addition, we may conduct site assessments for contamination in connection with sales and financing of commercial real estate. Our environmental services also include Phase I visual assessments and Phase II drilling and sampling. Our staff of hydrologists, environmental engineers and technicians:

    - Review any documents regarding historical uses of the site;

    - Analyze soil and water samples through our Lab One subsidiary; and

    - Study the sub-surface geology to determine if there is contamination or potential contamination of soil and water on the site.

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

    A patent infringement lawsuit has been commenced against Summit Environmental Services, Inc. in connection with certain of its air sparging and vapor extraction projects. See Item 3. Legal Proceedings.

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

    We also provide a number of other environmental services to a wide-variety of non-fuel facility customers, such as:

    - Air quality services;

    - Environmental drilling services;

    - Hazardous waste field services, including asbestos and lead removal;

    - Solid waste siting design and permitting;

    - Compliance services, including compliance with the Resource Conservation Recovery Act; and

    - Environmental reports for sale and financing of real estate.

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

RECENT ACQUISITIONS

    During 2000, we acquired the following businesses and assets:

    - In June 2000, we acquired Hopkins Appraisal Services, Inc. located in Independence, Missouri. Hopkins Appraisal is primarily a provider of nationwide appraisal services to the owners and operators of convenience stores and gasoline service stations.

    - In August 2000, we acquired the assets and business of Trust Environmental Services, LLC located in Norman, Oklahoma, a provider of environmental services to owners and operators of fueling systems.

    - In September 2000, we acquired Kentucky Environmental Network, LLC. based in Betsy Lane, Kentucky, also a provider of environmental services to owners and operators of fueling systems.

    - In September 2000, we acquired Atlanta Petroleum Equipment Company, Inc. located in Tucker, Georgia. APEC is a provider of fueling systems equipment sales, installation, service, and maintenance for owners and operators of fueling systems and others.

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

    We utilize distributors to generate sales outside the United States. We currently have relationships with eight distributors covering the marketing and distribution of our Encompass system in Sweden, Denmark, Norway, Netherlands, United Kingdom, Spain, Poland and Belgium. For the period ended December 31, 2000, the Company had sales of $407,000 to these distributors.

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

    Certain licensing requirements pertaining to entities which inspect, install, protect, repair and remove storage tanks and which investigate and clean up releases are in place in the states in which we operate. We and/or our employees maintain licenses in 30 states on an on-going basis and obtain licenses in other states as needed. Generally, state licenses are issued after review of applications which include descriptions of our experience, the backgrounds of our personnel and payment of the applicable license fees. In addition, some states require certain employees, such as tank testers and installers, to be separately licensed. Usually passing a written examination is required to obtain these licenses. We have not encountered any material difficulties in obtaining required licenses, but we cannot predict when licensing requirements may change.

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

DEPENDENCE ON MAJOR CUSTOMERS

    We received less than 5% of our total revenues from any one customer in 2000. We believe that we have a broad overall customer base and the loss of any single customer would not have a material adverse effect on our business, although the loss of several of these customers could have such an effect.

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

    We have a number of patents on our Encompass and Soil Sentry products acquired from Arizona Instrument Corporation as part of an acquisition of the tanking monitoring division of that company. The patents relate to devices for the electronic monitoring of tank leaks. These patents cover:

PATENT NO.                                                    PATENT NO.      ISSUE DATE
- ----------                                                    ----------   ----------------
Fuel Tank Vent Valve and Probe Assembly.....................  5,706,857    January 13, 1998
Fuel Tank Transducer Module Circuit.........................  5,594,352    January 14, 1997
Soil Pollution Monitory System..............................  4,618,855    October 10, 1986
Liquid Measuring System and Methods.........................  5,939,634    August 17, 1999
Liquid Measuring System and Methods.........................  5,979,233    November 9, 1999

    We also own a patent on a liquid separator (patent no. 5,229,015 issued July 20, 1993) acquired from Nautus, Inc. The gravity type liquid separator (commonly called an oil/water separator) is a device used to separate a mixture of immiscible liquids of different densities. The patent covers the randomly arranged, loosely packed, coalescing medium within a container.

    We own the registered trademark, Soil Sentry-Registered Trademark- and, subject to the rights of the American Petroleum Institute, Encompass-Registered Trademark-. We have a pending trademark application for the registration of SiteTrac.com with the United States Patent and Trademark Office.

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

    In December, 1999, we changed our name from National Environmental
Service Co. to NESCO, Inc. We have used the name NESCO in our business ever since the company was formed, but we have never registered that name as a trade mark or service mark. During early 2000, we received a notice from another company claiming that we are infringing on its registered service mark. We do not believe that we are infringing on that service mark and expect to vigorously defend any legal proceedings that may be brought on this issue.

EMPLOYEES

    As of February 22, 2001, we had 309 full-time employees, including five senior managers, 17 division managers, 65 field supervisors, nine marketing employees, 38 professionals, 73 accounting/ clerical/drafting personnel, and 102 technical and field personnel. Our professionals have expertise in hydrogeology, environmental engineering, biology and chemistry. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

                  LOCATION                     SQUARE FEET   ANNUAL LEASE PAYMENTS   LEASE EXPIRATION
                  --------                     -----------   ---------------------   ----------------
Tulsa, OK....................................     18,500            $104,850         11-30-2012
San Antonio, TX..............................      4,000            $ 58,260         11-30-2012
Columbia, SC.................................     11,760            $ 87,375         11-30-2012
Independence, MO.............................     11,538            $ 81,600         11-30-2012
Dallas, TX...................................      8,230            $ 35,520         9-30-2001
Oklahoma City, OK............................      3,600            $ 16,800         Month-to-Month
Clearwater, FL...............................     12,946            $ 66,000         9-1-2003
Pittsburgh, PA...............................      7,400            $ 31,200         9-30-2001
Greenville, NC...............................      2,000            $ 18,600         9-30-2001
Tempe, AZ....................................      8,928            $ 65,353         5-31-2004
So. Charleston, WV...........................      1,000            $  4,800         Month-to-Month
Macon, GA....................................      2,340            $ 17,550         9-30-2002
Enid, OK.....................................      2,640            $ 13,200         7-31-2003
Edmond, OK...................................      1,854            $ 22,800         4-30-2002
Denver, CO...................................      3,468            $ 27,744         4-30-2003
Richmond, VA.................................      1,650            $ 15,000         6-30-2003
Noblesville, IN..............................      2,045            $ 24,540         7-31-2002
Norman, OK...................................     10,000            $100,800         Month-to-Month
Betsy Lane, KY...............................      2,080            $  7,200         9-30-2001
Tucker, GA...................................     13,792            $ 60,000         4-30-2001
Lafayette, LA................................      7,000            $  9,600         12-31-2001

    We are building a new facility in Oklahoma City, and we will consolidate our Norman, Oklahoma City, and Edmond, Oklahoma, offices. A contract for sale and leaseback of this facility has been signed. This lease is with Eddy Patterson who is Chairman and CEO of the Company.

    At February 28, 2001, we had outstanding loans aggregating approximately $28 million in principal amount which are secured by our vehicles, equipment, real estate and other assets. This amount includes the balance owed under our line of credit, which was $10 million at February 28, 2001.

ITEM 3. LEGAL PROCEEDINGS

    On January 29, 2001, a lawsuit was filed against our wholly owned subsidiary, Summit Environmental Services, Inc., in the District Court for Oklahoma County, State of Oklahoma, by Environmental Improvement
Technologies, Inc. The plaintiff alleges that specified soil remediation projects conducted by Summit in 1997 using air sparging and vapor extraction procedures violate the patents of the plaintiff. The plaintiff is seeking an undeterminable amount of damages and an injunction against further infringement of the patents. We believe the patents claimed are not valid and, if valid, the activities of the defendant did not infringe on the patents. We currently intend to defend this case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 18, 2000, a proposal to adopt the NESCO, Inc. 2000 Equity Incentive Plan was adopted by the shareholders at the Annual Meeting of the Shareholders. In April of 2000, the Board of Directors adopted the 2000 Plan to enable the Company to recruit, retain and motivate qualified directors, officers and employees who are essential to the success of the Company. The 2000 Plan was also designed to enhance the profitability and value of the Company for the benefit of its shareholders by providing stock and cash awards to officers and other key employees who make important contributions to the success of the Company. The Board of Directors had requested that the shareholders of the Company approve the NESCO, Inc. 2000 Equity Incentive Plan. The shareholders approved the proposal by a vote of 5,986,688 shares for the proposal, 107,819 shares against the proposal, and 15,014 shares abstained from voting.

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

                                                           HIGH        LOW
                                                         --------    --------
1999:
  First quarter........................................   $2.875      $ 1.50
  Second quarter.......................................    2.875       1.875
  Third quarter........................................     4.00       2.375
  Fourth quarter.......................................     3.13       2.125

2000:
  First quarter........................................   $6.875      $ 2.75
  Second quarter.......................................    5.125       3.375
  Third quarter........................................    4.625       3.375
  Fourth quarter.......................................    4.313       2.688

    At December 31, 2000, our common stock was held by 214 holders of record at the Company's stock transfer agent and by an estimated 1,600 additional shareholders whose shares were registered in street name.

    We do not presently intend to declare or pay dividends on our common stock. Whether we pay dividends in the future will depend on the applicable legal and contractual restrictions, as well as our earnings, financial position, expansion plans and objectives and cash requirements, among other factors. Our loan agreement with the Bank One, Oklahoma, N.A. prohibits us from paying any dividends on our common stock without the bank's consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, TO THE YEAR ENDED DECEMBER 31, 1999.

    The Company had revenues of $40,606,000 in 2000 compared to $29,567,000 in 1999, a 37% increase.

    The fueling systems segment revenues increased $7,832,000 or 49% in 2000 compared to 1999 ($23,899,000 compared to $16,067,000). The fueling systems segment includes fueling systems installation and upgrade, cathodic protection, tank montioring, and appraisal fees. Fueling systems installation and upgrade revenue increased 33% or $5,053,000 to $20,295,000 in 2000 as compared to $15,242,000 for 1999. The increase in fueling systems installation and upgrade resulted from the significant growth in the Company's installation of ground-up fueling facilities for grocery stores and the provision of facilities for convenience store chains in conjunction with assistance to the purchasers in arranging financing for the stores. The cathodic protection portion of the fueling systems revenue declined 90% from $3,403,000 in 1999 to $338,000 in 2000. This decline resulted from the completion in 1999 of the upgrade of existing fueling systems in accordance with regulatory compliance requirements. Tank monitoring revenue increased 139% or $327,000 in 2000 compared to 1999 ($562,000 compared to $235,000). The fueling systems segment includes revenue of $2,704,000 for 2000 from Hopkins Appraisal Services, Inc., a wholly owned subsidiary acquired in June 2000.

    Revenues from our environmental segment increased 17% or $2,186,000 to $14,748,000 in 2000 compared to $12,562,000 in 1999 due to increased business activity. Within our environmental segment, site assessments revenue increased 60% or $2,733,000 for 2000 compared to 1999 ($7,307,000 compared to $4,574,000).
TET Environmental Services was acquired in May 1999; therefore, we received the benefit of a full year of revenues in 2000 compared to eight months in 1999. Additionally, site assessments and reports revenue increased due to the acquisitions of Trust Environmental Services, Inc. on August 31, 2000 and Kentucky Environmental Network, LLC on September 28, 2000. The increase in site assessments and reports also resulted from the greater volume of environmental work added by our Oklahoma and South Carolina divisions not included in the revenues added by the acquired companies. Additionally, increased revenue from the site assessment and reports category was due to the increased regulatory requirements for risk investigation, assessment, and reporting. The remediation revenue portion of the environmental segment decreased $1,444,000 in 2000 compared to 1999 ($6,535,000 compared to $7,979,000). The decline resulted because, during 2000, environmental segment management devoted a considerable amount of time to the acquisitions made as opposed to the initiation, development, and completion of remediation projects.

    The miscellaneous segment increased 109% or $1,021,000 in 2000 compared to 1999 ($1,959,000 compared to $938,000). This increase resulted from the pump sales, service, and maintenance operation in Dallas, Texas, and Tulsa, Oklahoma. Additionally, revenues increased due to the acquisition of Atlanta Petroleum Equipment Company, Inc. on September 29, 2000. The pump sales, service, and maintenance revenues account for substantially all of the miscellaneous segment revenues.

    Costs and expenses in 2000 were $25,370,000 compared to $18,826,000 in 1999, an increase of 35%. Costs and expenses for 2000 represented 62% of total revenue for the year compared with 64% for 1999. The increase in the amount of costs and expenses is due generally to the increased business activity during 2000 and the addition of business activity generated by the companies acquired.

    The percentage increase in labor costs was 24% in 2000, lower than the 37% growth in revenues during the same period. The decrease in labor costs as a percentage of revenue was due to the significant increase in revenues from larger fueling systems contracts and the use of a greater amount of subcontractors on those jobs. Labor costs were $6,056,000 in 2000 compared to $4,878,000.

    Subcontractor expense increased 67% or $2,651,000 in 2000 compared to 1999 ($6,600,000 compared to $3,949,000). The growth in subcontractor expense resulted from the significant growth in the Company's installation of ground-up fueling facilities for grocery stores and the provision of facilities for convenience store chains in conjunction with assistance to the purchasers in arranging financing for the stores. These jobs typically use a higher proportion of subcontractors than other categories of revenues generated by the Company. Supplies and materials cost increased 28% in 2000 to $7,877,000 compared to $6,133,000 for 1999. The increase was due to the increase in business activity primarily from the greater volume of turn-key fueling systems installed in 2000 compared to 1999 and to the increased business activity generated by the acquired companies. Depreciation expense increased 43%, to $680,000 in 2000 compared to $476,000 in 1999, due to the significant increase in vehicles and equipment added to the Company during 2000 through acquisitions of equipment and through additions of depreciable fixed assets from the acquired companies. Lab services expense was $924,000 in 2000 compared to $756,000 in 1999. This 22% increase was due to the addition of the greater volume of site assessments and reports experienced by the Company in 2000 compared to 1999. Vehicle expense except depreciation increased 40% or $170,000 in 2000 compared to 1999 ($600,000 compared to $430,000). The increase in expense is attributable to the larger numbers of vehicles owned and maintained by the Company through new acquisitions of vehicles and vehicles added by acquisitions of companies in 2000.

    Selling, general and administrative expenses were $9,225,000 in 2000 compared to $6,822,000 in 1999, an increase of 35%. Salaries accounted for $1,154,000 of the $2,404,000 increase in 2000. The balance of the $2,403,000 increase was due to the addition of acquisitions in Colorado, Virginia, Georgia, Missouri, Oklahoma, Louisiana, Kentucky, and Indiana. Office rent, telephone expense, office supplies, and postage increased 42% to $1,309,000 in 2000, compared to $925,000 in 1999, due to increased business activity and the addition of eight offices. Bad debt expense decreased $152,000 in 2000 compared 1999 ($202,000 compared to $354,000). The decrease was due to a decrease in expected bad debts. General insurance increased $160,000 in 2000 compared to 1999 ($491,000 compared to $331,000). The increases in business activity and the number of offices, vehicles, and equipment to be insured accounted for the increased general insurance expense. Employee insurance increased $113,000 in 2000 compared to 1999 ($315,000 compared to$202,000). The increase resulted from additions of employees from growth in business volume and from the acquisition of companies.

    Interest expense is higher due to the larger debt outstanding in 2000 necessary for funding of long-term contracts, additional working capital, and purchases of machinery and equipment. Additionally, interest rates increased in 2000 compared to 1999. The prime rate at the beginning of 2000 was 8.5% compared to 9.5% on December 31, 2000. Interest expense for 2000 was $1,668,000 compared to $677,000 in 1999, an increase of $991,000 or 146%.

CAPITAL RESOURCES AND LIQUIDITY

    Cash on hand at the end of 2000 was $417,000 compared to $629,000 at the end of 1999.

    On May 12, 2000, we obtained a new credit facility from Bank One, Oklahoma, N.A. The existing line of credit and term loan with another lender and a series of purchase financing and other loans were paid off with the proceeds of the new credit facility. The new credit facility comprised three loans. The term loan of $13,300,000 included $2,500,000 for the acquisition of a Florida company and a Kentucky company. The funds were placed in the revolving line of credit facility pending the closing of the acquisitions. When the Florida acquisition was terminated, $1,900,000 of the $2,500,000 borrowed for that acquisition was applied to the purchase of Hopkins Appraisal Services, Inc. The second loan of $4,000,000 line of credit was for future acquisitions. As of June 30, 2000, $1,390,000 was borrowed against the acquisition line of credit to fund the remainder of the Hopkins acquisition. The third loan was a revolving line of credit for $8,000,000 to be used for working capital. Interest rates on the loans float at the Bank One prime rate plus 125 to 175 basis points. We have the option to fix the interest rate for specified periods at the Eurodollar rate for such periods plus a margin previously established. The working capital revolving line of credit loan matures April 30, 2002, and requires monthly payments of interest accrued. On April 30, 2001, the acquisition line of credit will be converted to a three year term loan with a five year amortizing schedule and require a monthly principal payment of 1/60th of the acquisition loan principal balance plus accrued interest. The term loan matures April 30, 2003, and requires a monthly principal payment of 1/60th of the original principal balance plus accrued interest.

    On September 29, 2000, we obtained a temporary increase in working capital revolving credit commitment to increase the amount available for borrowing under the Working Capital Revolving Credit Facility. The facility was increased from $8,000,000 to $10,500,000 for the period beginning on September 29, 2000 and ending on December 31, 2000.

    On October 30, 2000, the Company sold and leased back four office/warehouse sites occupied by us. The total sales price was $2,850,000. The annual rent payments are $332,085 with a lease term of 12 years. The lease provides for two rent increases of approximately 5% each, one at the end of four years and one at the end of eight years.

    On November 10, 2000, we sold and leased back an office/warehouse facility being constructed for occupancy by us. The sales price was $1,213,750 and the 10 year lease has an initial annual rent of $141,396.

    On December 20, 2000, we restructured a portion of its working capital revolving credit commitment and established an $8,000,000 non-revolving line of credit for construction loans. A transfer of $6,000,000 from the $10,500,000 working capital and temporary lines of credit was made to the construction loan line of credit. The temporary working capital line of credit was eliminated and the working capital line of credit was reduced to $6,500,000. The construction loan facility matures April 30, 2001.

    We continued to make periodic debt repayments during this period. We believe that additional capital will be needed to fully implement our business and growth plans and is considering various alternatives for obtaining such capital.

ITEM 7. FINANCIAL STATEMENTS.

    Our Consolidated Financial Statements required by this item begin at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

ITEM 10. EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the sections entitled "Board Compensation and Committees" and "Executive Officers-Executive Compensation" of the Company's

Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the Section entitled "Principal Shareholders "of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

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

           3.1b     Amendment to the Amended and Restated Certificate of
                    Incorporation of National Environmental Service Co., dated
                    December 8, 1999 (incorporated by reference to Exhibit 3.1b to the Registrant's Form 10-KSB for the year ended
                    December 31, 1999).

           3.2      Amended and Restated Bylaws of National Environmental
                    Service Co., as amended on June 16, 1994 (incorporated by reference to Exhibit 3.2 to the Registration Statement).

           4.1      Form of Stock Certificate (incorporated by reference to
                    Exhibit 4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1994 (the "1994 [COPY MISSING]

           4.2      National Environmental Service Co. Common Stock Purchase
                    Warrant to Peacock, Hislop, Staley & Given, Inc. dated
                    January 21, 1998 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB for the year ended
                    December 31, 1997).

          10.5 National Environmental Service Co. 1994 Employee Stock Plan dated April 22, 1994. (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-KSB for the period ended December 31, 1994).

          10.6      National Environmental Service Co. 1994 Director Stock
                    Option Plan dated April 22, 1994 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the period ended December 31, 1994).

          10.9      Copy of Revolving Credit and Term Loan Agreement, Promissory
                    Notes, and Security Agreement dated as of July 15, 1997, between the Company and Bank of Oklahoma, N.A., and forms of Promissory Note and Security Agreements executed and delivered pursuant thereto (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

          10.10     Copy of Amendment One to Revolving Credit Agreement and Term
                    Loan Agreement dated December 2, 1997 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant's
                    Form 10-KSB for the period ended December 31, 1997).

          10.11     Copy of Amendment Two to Revolving Credit and Term Loan
                    Agreement dated as of July 2, 1998 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 to the Registrant's
                    Form 10-QSB for the period ended June 30, 1998).

          10.12     Copy of Amendment Three to Revolving Credit and Term Loan
                    Agreement dated April 30, 1999 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-QSB for the period ended June 30, 1999).

          10.13     Copy of Fourth Amendment to Revolving Credit and Term Loan
                    Agreement dated February 15, 2000 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.13 to the Registrant's
                    Form 10-QSB for the period ended March 31, 2000).

          10.14     Citizens' Bank of Tulsa Credit Agreement dated February 27,
                    1998 (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-KSB for the period ended March 31,
                    1997).

          10.15     Copy of First Amendment to Credit Agreement dated August 4,
                    2000 between the Company and Bank One, Oklahoma, N.A.
                    (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-QSB for the period ended September 30,
                    2000).

          10.16     Copy of Second Amendment to Credit Agreement dated
                    September 30, 2000 between the Company and Bank One,
                    Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-QSB for the period ended
                    September 30, 2000).

          10.17 Copy of Asset Purchase Agreement dated August 31, 2000 between the Company and Trust Environmental Services
                    Company, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-QSB for the period ended
                    September 30, 2000).

          10.18     Copy of Membership Interest Purchase, Sale, and Redemption
                    Agreement dated September 28, 2000 between George Stamper,
                    Glenn Michael Blackburn, Kelly Combs, and Paul Wathen
                    (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB for the period ended September 30,
                    2000).

          10.19 Copy of Stock Purchase Agreement dated September 29, 2000 between the Company and Robert G. Dutcher, Raymond M.
                    Delorenzo, Bruce K. Patterson, and Scott E. Cathers
                    (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-QSB for the period ended September 30,
                    2000).

          10.20     Copy of Contract for Sale of Real Estate, dated October 10,
                    2000, between NESCO, Inc. (Seller) and Summer
                    Resources, LLC as to an undivided 2/3rd interest and 38th
                    Street Development Corporation as to an undivided 1/3rd interest (Buyer)

          10.21     Form of Industrial Lease dated November 14, 2000 between
                    NESCO, Inc. (Tenant) and Summer Resources, LLC as to an undivided 2/3rd interest and 38th Street Development
                    Corporation as to an undivided 1/3rd interest (Landlord) and list of material terms of four locations.

          10.22     Copy of Third Amendment to Credit Agreement dated
                    December 20, 2000 between the Company and Bank One,
                    Oklahoma, N.A.

          21.1      Subsidiaries of NESCO, Inc.

          23.1      Consent of Independent Auditors

          27.1      Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

    None.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................       F-2

Consolidated Balance Sheet as of December 31, 2000..........       F-3

Consolidated Statements of Income for the Years Ended
  December 31, 2000 and 1999................................       F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2000 and 1999............       F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................       F-6

Notes to Consolidated Financial Statements..................       F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
NESCO, Inc.

    We have audited the accompanying consolidated balance sheet of NESCO, Inc. as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NESCO, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

                                          TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 2, 2001

                                  NESCO, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000
                           (IN THOUSANDS OF DOLLARS)

                                ASSETS
Current assets:
  Cash......................................................  $   417
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $310........................................   12,627
  Current portion of lease contracts receivable.............    1,065
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................    7,624
  Deferred income taxes.....................................      224
  Materials and supplies....................................    2,845
  Prepaid expenses..........................................      378
                                                              -------
  Total current assets......................................   25,180
Property and equipment, net.................................    5,639
Lease contracts receivable less current portion.............    7,177
Goodwill and other intangibles, net of accumulated
  amortization of $255......................................    8,710
                                                              -------
Total assets................................................  $46,706
                                                              =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturites of notes payable........................  $10,330
  Accounts payable..........................................    4,071
  Accrued income taxes......................................    2,335
  Other accrued liabilities.................................      766
                                                              -------
  Total current liabilities.................................   17,502
                                                              -------
Long-term notes payable.....................................   17,695
                                                              -------
Deferred income taxes.......................................      694
                                                              -------
Commitments and contingencies...............................       --
                                                              -------
Total liabilities...........................................   35,891
Shareholders' equity:
  Preferred Stock; 1,000,000 shares authorized; none issued
    Common Stock; par value $.01; 20,000,000 shares
    authorized; 9,488,643 shares issued.....................       95
  Additional paid-in capital................................    4,975
  Retained earnings.........................................    6,071
  Common stock in Treasury, at cost, 162,788 shares.........     (326)
                                                              -------
  Total shareholders' equity................................   10,815
                                                              -------
Total liabilities and shareholders' equity..................  $46,706
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Fueling Systems...........................................  $23,899    $16,067
  Environmental.............................................   14,748     12,562
  Miscellaneous.............................................    1,959        938
                                                              -------    -------
  Total Revenue.............................................   40,606     29,567
Costs and expenses..........................................   25,370     18,826
Selling, general and administrative expenses................    9,225      6,822
                                                              -------    -------
Total operating expenses....................................   34,595     25,648
Income from operations......................................    6,011      3,919
Other income (expense):
  Interest..................................................   (1,668)      (677)
  Other, net................................................      259        240
                                                              -------    -------
Income before income taxes..................................    4,602      3,482
                                                              -------    -------
Provision (benefit) for taxes on income
  Current...................................................    1,539      1,422
  Deferred..................................................      216       (104)
                                                              -------    -------
                                                                1,755      1,318
                                                              -------    -------
Net income..................................................  $ 2,847    $ 2,164
                                                              =======    =======
Basic net income per share..................................  $  0.31    $  0.24
                                                              =======    =======
Diluted net income per share................................  $  0.30    $  0.23
                                                              =======    =======

    The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                  COMMON STOCK SHARES      COMMON    ADDITIONAL
                                -----------------------    STOCK      PAID-IN     RETAINED   TREASURY
                                 ISSUED     IN TREASURY    ISSUED     CAPITAL     EARNINGS    SHARES     TOTAL
                                ---------   -----------   --------   ----------   --------   --------   --------
Balance at Dec. 31, 1998......  9,388,643     122,991       $94        $3,998      $2,365     $(240)    $ 6,217
Stock option issuances........                                            120                               120
Stock options exercised.......                (50,000)                    (28)                  103          75
Purchase of treasury stock....                249,797                                          (494)       (494)
Sale of treasury stock........               (120,000)                                          240         240
Summit owner distributions net
  of current income taxes.....                                                     (1,305)               (1,305)
Shares and options used to
  acquire businesses..........                (40,000)                     49                    65         114
Net income....................                                                      2,164                 2,164
                                ---------    --------       ---        ------      ------     -----     -------
Balance at Dec. 31, 1999......  9,388,643     162,788        94         4,139       3,224      (326)      7,131
Shares, options, and warrants
  used to acquire
  businesses..................    100,000          --       836             1          --        --         836
Net income....................                                                      2,847                 2,847
                                ---------    --------       ---        ------      ------     -----     -------
Balance at Dec 31, 2000.......  9,488,643     162,788       $95        $4,975      $6,071     $(326)    $10,815
                                =========    ========       ===        ======      ======     =====     =======

    The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net income................................................  $ 2,847    $ 2,164
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    1,119        684
    Stock options issued as consideration...................       --        120
    Deferred taxes..........................................      216       (104)
    Change in:
      Accounts receivable...................................   (4,611)     1,361
      Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................   (5,232)      (717)
      Materials and supplies................................     (224)      (308)
      Prepaid expenses......................................     (220)       117
      Accounts payable......................................    3,609       (550)
      Accrued liabilities...................................      (39)       390
      Lease contracts receivable............................   (6,085)    (2,157)
      Other.................................................      486       (704)
                                                              -------    -------
Net cash provided by (used in) operating activities.........   (8,134)        62
                                                              -------    -------
Investing activities:
  Acquisition of businesses, net of cash acquired...........   (6,934)    (4,114)
  Purchases of property and equipment.......................   (1,151)    (1,678)
  Proceeds from sales of property and equipment.............       --        121
                                                              -------    -------
  Net cash used in investing activities.....................   (8,085)    (5,671)
                                                              -------    -------
Financing activities:
  Proceeds from issuance of common stock and exercised
    options.................................................      359        323
  Proceeds from notes payable and long-term obligations.....   20,113      8,338
  Summit ownership distributions............................       --     (1,174)
  Principal payments on notes payable and long-term
    obligations.............................................   (4,465)    (1,086)
  Purchase of common shares.................................       --       (494)
                                                              -------    -------
  Net cash provided by financing activities.................   16,007      5,907
                                                              -------    -------
Increase (decrease) in cash.................................     (212)       298
Cash, beginning of year.....................................      629        331
                                                              -------    -------
Cash, end of year...........................................  $   417    $   629
                                                              =======    =======

    The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS--NESCO, Inc. (the "Company"), (National Environmental Service Co. until December 27, 1999, when it changed its name to NESCO, Inc.) is engaged in the business of providing installation of fueling systems, equipment, maintenance, and services to the owners and operators of petroleum fueling systems. These services include site management (fuel inventory management, environmental compliance monitoring and reporting, and facility maintenance management); site development and financing (land acquisition, design, construction, and financing); site installation and upgrades. The Company is also engaged in the business of environmental services (site analysis and remediation). The Company, an Oklahoma corporation, is headquartered in Tulsa, Oklahoma. The Company's markets are primarily domestic with division facilities in Oklahoma City, Oklahoma; Dallas and San Antonio, Texas; Clearwater, Florida; Columbia, South Carolina; Greenville, North Carolina; South Charleston, West Virginia; Greensburg, Pennsylvania; Tucker and Macon, Georgia; Tempe, Arizona; Denver, Colorado; Noblesville, Indiana; Independence, Missouri; Richmond, Virginia; and Lafayette, Louisiana.

    CONSOLIDATION--The financial statements of subsidiaries are consolidated. Inter-company accounts and transactions are eliminated in consolidation.

    MATERIALS AND SUPPLIES--Materials and supplies consist of purchased materials and are valued at cost (first-in, first-out).

    PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 20 years. Gains and losses on retirement of property and equipment are recognized in the period of retirement. Depreciation expense totals $904,000 and $649,000 for the years ended December 31, 2000 and 1999, respectively.

    DEVELOPED SOFTWARE--Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of 5 years or the expected life of the product, whichever is less. Capitalized software costs totaled $813,000 and $104,000 at December 31, 2000 and 1999, respectively. No amortization expense has been recognized as of December 31, 2000, as the projects were not yet complete.

    NET INCOME PER SHARE--Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding.

    INCOME TAXES--Deferred taxes are determined under the liability method, whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. At December 31, 2000 and 1999, deferred taxes were recorded primarily for temporary differences related to depreciation of fixed assets.

    FINANCIAL INSTRUMENTS--The Company's financial instruments consist of trade accounts receivable, trade accounts payable, short-term and long-term debt. The carrying amounts of these financial instruments approximate fair value at December 31, 2000. The fair value of debt is estimated based on current rates offered for similar debt.

                                  NESCO, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK--Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers, cost and estimated earnings in excess of billings on uncompleted contracts which will be due from customers when billable under the contracts, and lease contracts receivable. The Company owns title to properties subject to lease contracts. For other financial instruments the Company does not require collateral from its customers although it may have the ability to place liens. Such credit risk is considered by management to be limited due to the Company's broad customer base. One commercial customer accounted for 10% of sales in 1999.

    REVENUE RECOGNITION--The Company enters into fixed fee, cost-plus-fee, and performance incentive contracts. For long-term contracts, other than performance incentive contracts, revenue is recognized on the percentage of completion method measured by the percentage of direct costs to date to estimated total direct costs for each long-term contract. For performance incentive contracts, revenue is recognized upon attainment of the performance criteria specified in the contracts. For short-term and multiple unit contracts, revenue is recognized as services are rendered, based on physical completion of the project. Related costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

    MANAGEMENT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets including goodwill; valuation allowances for receivables; and potential litigation claims and settlements.

    COMPREHENSIVE INCOME--The Company has no comprehensive income items for the two years in the period ended December 31, 2000. Therefore, net income equals comprehensive income.

    GOODWILL--Goodwill resulting from business acquisitions is amortized over the estimated period of benefit of 20 years. Amortization expense is $215,000 in 2000 and $35,000 in 1999.

    EMPLOYEE STOCK OPTIONS--When the exercise price of employee stock options equals or exceeds the market value of the stock at the date of grant, the Company recognizes no compensation expense.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense totaled $179,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively.

    NEW ACCOUNTING STANDARD--The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

2. ACQUISITIONS

    On June 12, 2000, NESCO acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. The purchase price was $3,000,000. The definitive agreement provided for the payment to David E. Hopkins of 250,000 shares over a period of five years (to a maximum of 50,000 shares per year) subject to the attainment of certain performance objectives in the operation and management of

                                  NESCO, INC.

2. ACQUISITIONS (CONTINUED)
Hopkins Appraisal Services, Inc. In anticipation of a possible award, 250,000 shares have been reserved. As of December 31, 2000, none of the reserved shares have been awarded. Hopkins is a leader in the provision of appraisals on convenience stores and gasoline service stations. The client list includes a majority of major banks and major oil companies in the United States.

    On August 31, 2000, NESCO acquired certain assets and assumed certain liabilities of Trust Environmental Services Company, LLC. The purchase price was $1,000,000 and warrants to purchase 120,000 shares of NESCO common stock at $4.00 per share. The warrants expire August 31, 2005. Trust is a provider of environmental and related services to the owners and operators of fueling systems.

    On September 1, 2000, the Company acquired an office building located in Independence, Missouri, from David E. and Margaret Hopkins, in exchange for 100,000 shares of the Company's common stock. The building is occupied by Hopkins Appraisal Services, Inc. that was acquired by the Company on June 12, 2000.

    On September 28, 2000, NESCO acquired all of the shares of membership interests of the owners of Kentucky Environmental Network, LLC. The purchase price was $600,000. Additionally, the owners will receive five percent of the gross revenues invoiced and collected by buyer for environmental consulting and remediation services rendered in the State of Kentucky during the period of five years following the date of acquisition. This cost will be expensed as incurred. Kentucky Environmental Network is a provider of environmental and related services to the owners and operators of fueling systems.

    On September 29, 2000, NESCO acquired all of the issued and outstanding shares of Atlanta Petroleum Equipment Company, Inc. The purchase price was $2,800,000 and options to purchase 80,000 shares of NESCO common stock at $4.00 per share for a period of five years following closing. Cash of $1,400,000 was paid at closing. The remainder of the purchase price will be paid as follows:
$700,000 on September 30, 2001 and $700,000 on September 30, 2002. Atlanta Petroleum is a provider of petroleum fueling systems equipment sales, installation, service, maintenance, and related services.

    Each of the four business combinations described above was accounted for using the purchase method of accounting. A portion of each purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values, at the dates of the acquisitions, and the remainder of the purchase prices was recorded as goodwill. Total goodwill in connection with these four acquisitions of $6,747,000 is being amortized over 20 years.

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

    The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma

                                  NESCO, INC.

2. ACQUISITIONS (CONTINUED)
combined results of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000 and 1999:

                                               2000        1999
                                             --------    --------
                                                 (UNAUDITED)
Net sales..................................  $51,158     $48,262
Net income.................................  $ 4,232     $ 3,811
Net income per share:
  Basic....................................  $  0.46     $  0.41
  Diluted..................................  $  0.44     $  0.41

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

    The following information presents certain income statement data of the separate companies for 1999 (in thousands):

                                                          1999
                                                        --------
Net Sales
NESCO.................................................  $24,572
Summit................................................    4,995
                                                        -------
Total.................................................  $29,567

Net Income
NESCO.................................................  $   539
Summit................................................    1,625
                                                        -------
Total.................................................  $ 2,164

    Until the merger, Summit was operated as a limited liability company which is taxed as a partnership. Accordingly, Summit incurred no income taxes until the merger. For purposes of presenting the combined operation of the Company and Summit on a retroactive basis, Summit's income has been adjusted by $429,000 in 1999, representing a provision for income taxes at an effective 38% combined federal and state tax rate. Taxes on Summit's temporary differences have been credited to deferred income taxes payable and the remainder has been credited to retained earnings.

3. ACCOUNTS AND LEASE CONTRACTS RECEIVABLE

    Accounts receivable consist of unpaid billings for long-term percentage of completion type contracts, billings for short-term multiple unit contracts (completed contracts), and completed contract projects not yet billed. Retainage receivable at December 31, 2000, totaled $276,000.

                                  NESCO, INC.

3. ACCOUNTS AND LEASE CONTRACTS RECEIVABLE (CONTINUED)
    Accounts receivable at December 31, 2000, include amounts subject to claims of $609,000 arising from disputes. The Company is suing to collect various collection matters.

    Lease contracts receivable result from customer leases of NESCO constructed fueling facilities that qualify as sale-type leases. Annual future lease payments to be received under sales-type leases are as follows (dollars in thousands):

2001..................................................  $ 1,065
2002..................................................    1,067
2003..................................................    1,067
2004..................................................    1,067
Thereafter............................................   12,534
                                                        -------
                                                         17,867
Less unearned interest at 11.5%.......................    9,625
                                                        -------
Total.................................................    8,242
Less current principal portion........................    1,065
                                                        -------
                                                        $ 7,177
                                                        =======

    As of December 31, 2000, one customer is in default for nonpayment of lease payments. Total lease contracts receivable less unearned interest from this customer is $3,897,000. Management believes that disposition of the properties, if necessary, will not result in a loss.

4. UNCOMPLETED CONTRACTS

    Costs, estimated earnings and billings on uncompleted contracts are summarized as follows (in thousands):

                                                          2000
                                                        --------
Costs incurred on uncompleted non-environmental
  contracts...........................................  $ 3,984
Estimated earnings recognized.........................    2,462
                                                        -------
                                                          6,446
Revenue recognized on environmental contracts.........    3,599
Billings to date......................................   (2,421)
                                                        -------
                                                        $ 7,624
                                                        =======
Costs and estimated earnings in excess of billings on
  uncompleted contracts...............................  $ 7,624
                                                        =======

                                  NESCO, INC.

5. PROPERTY, PLANT AND EQUIPMENT

Property and equipment, at cost:
  Land.................................................   $  175
  Buildings and improvements...........................      566
  Vehicles.............................................    3,570
  Testing, drilling and other equipment................    1,884
  Furniture, fixtures and other........................    2,430
                                                          ------
                                                           8,625
  Less accumulated depreciation........................    2,986
                                                          ------
    Property and equipment, net........................   $5,639

    On October 30, 2000, the Company sold and leased back four office/warehouse sites occupied by the Company. The total sales price was $2,850,000. The annual rent payments are $332,085 with a lease term of 12 years. The lease provides for two rent increases of approximately 5% each, one at the end of four years and one at the end of eight years. The gain from sale of $1,339,000 will be amortized to rent expense over the 12 year leasehold period.

    On November 10, 2000, the Company sold and leased back an office/warehouse facility being constructed for occupancy by the Company. The sales price was $1,213,750 and the 10 year lease has an initial annual rent of $141,396 (See
Note 11).

6. NOTES PAYABLE

    Notes payable at December 31, 2000, consist of the following (in thousands):

    Revolving line of credit of $6,500,000 bearing interest at the Bank One, Oklahoma, N.A. prime rate floating plus 125
     basis points (10.75% at December 31, 2000), with interest
     payable monthly and principal due on April 30, 2002. The
     Company has the option to fix the interest rate for
     specified periods at the Eurodollar rate for such period
     plus a margin previously established. The line is
     collateralized by real estate, accounts receivable,
     supplies, and equipment....................................   $  6,052

    Construction line of credit of $8,000,000 bearing interest at the Bank One, Oklahoma N.A. prime rate floating plus 175 basis points (11.25% at December 31, 2000), interest
     payable monthly and principal due April 30, 2001. The
     Company has the option to fix the interest rate for
     specified periods at the Eurodollar rate for such period
     plus a margin previously established. The line is
     collateralized by real estate, accounts receivable,
     supplies, and equipment....................................      6,029

                                  NESCO, INC.

6. NOTES PAYABLE (CONTINUED)

    Acquisition line of credit bearing interest at the Bank One,
     Oklahoma, N.A. prime rate floating plus 125 basis points
     (10.75% at December 31, 2000), with interest payable in
     monthly installments. On April 30, 2001, the acquisition
     line of credit will be converted to a three year term loan with a five year amortizing schedule and require a monthly principal payment of 1/60th of the acquisition loan
     principal balance plus accrued interest. The term loan
     matures April 30, 2003. The Company has the option to fix
     the interest rate for specified periods at the Eurodollar
     rate for such period plus a margin previously established.
     The note is collateralized by real estate, receivables,
     inventory, and equipment...................................      4,000

    Term loan payable to bank bearing interest at Bank One,
     Oklahoma, N.A. prime rate floating plus 125 basis points
     (10.75% at December 31, 2000), payable in monthly
     installments of $221,667 plus accrued interest. The loan
     matures May 31, 2003. The Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The
     loan is collateralized by real estate, accounts receivable,
     supplies, and equipment....................................      9,970

    Notes payable bearing interest at rates from 8.0% to 10.5%, payable in monthly installments aggregating $8,900
     including interest with various maturity dates through
     August 2005. The notes are collateralized by vehicles and
     equipment..................................................      1,974

                                                                     28,025

    Less current portion........................................    (10,330)
                                                                   --------
    Total long-term notes payable...............................   $ 17,695
                                                                   ========

    Maturities of long-term debt over the next five years are as follows:
2001--$10,330,000; 2002--$12,946,000; 2003--$2,713,000; 2004--$2,021,000;
2005--$15,000.

    The Bank One, Oklahoma N.A. credit facilities contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and business acquisitions. Among other covenants, the Company must maintain minimum leverage and current ratios. Certain debt agreements contain restrictions on working capital (minimum of approximately $25 million at December 31, 2000) and other restrictive covenants. For the year ended December 31, 2000, the Company was not in compliance with three debt covenants related to the minimum current ratio, minimum debt service coverage ratio, and the maximum leverage ratio. The covenants are determined quarterly based on the trailing four quarters ending on each determination date. The Company has obtained a waiver from the lender as of December 31, 2000 waiving noncompliance through December 31, 2000.

7. COMMITMENTS AND CONTINGENCIES

    Total rent expense for the years ended December 31, 2000 and 1999, was $474,000 and $257,000 respectively. Rental commitments under noncancelable leases are $662,000 in 2001, $552,000 in 2002, $480,000 in 2003, $366,000 in
2004, and $349,000 in 2005, and $2,846,000 thereafter.

    The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due

                                  NESCO, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) to the nature of its business, it is, from time to time, and is currently, a party to certain legal proceedings arising in the ordinary course of its business.

8. STOCK OPTION PLANS

    Effective April 22, 1994, the Company established The National Environmental Service Co. 1994 Employee Stock Plan (the "Employee Plan") and The National Environmental Service Co. Director Stock Option Plan (the "Director Plan"). On May 18, 2000, the NESCO, Inc. 2000 Equity Incentive Plan was adopted by the shareholders. The total amount of common stock authorized and reserved for issuance under the Employee Plan is 782,586 shares and under the Director Plan is 150,000 shares. At December 31, 2000 and 1999, 482,586 and 665,586 shares were available for future grants.

    SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                                                2000       1999
                                                              --------   --------
Net income:
  As reported...............................................   $2,847     $2,164
  Pro Forma.................................................    2,702      2,117
Basic EPS:
  As reported...............................................   $ 0.31     $ 0.24
  Pro Forma.................................................   $ 0.29     $ 0.23
Diluted EPS:
  As reported...............................................   $ 0.30     $ 0.23
  Pro Forma.................................................   $ 0.28     $ 0.23

    A summary of the status of the Company's employee stock options at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                               2000                      1999
                                                      -----------------------   ----------------------
                                                                   WTD. AVG.                WTD. AVG.
                                                       SHARES     EXER. PRICE    SHARES     EXER.PRICE
                                                      ---------   -----------   ---------   ----------
Outstanding at beginning of year....................    257,000      $2.49        255,000     $2.75
Granted.............................................    235,000      $3.92         75,000     $2.00
Forfeited...........................................    (42,000)     $3.00        (73,000)    $2.86
                                                      ---------      -----      ---------     -----
Outstanding at end of year..........................    450,000      $3.19        257,000     $2.49
                                                      =========      =====      =========     =====
Exercisable at end of year..........................    229,000      $3.03        123,600     $2.75
                                                      =========      =====      =========     =====
Weighted average fair value of options granted......      $2.11                     $1.43
                                                      =========                 =========
Weighted average remaining contractual life.........  4.9 years                 6.3 years

                                  NESCO, INC.

8. STOCK OPTION PLANS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk free interests rates of 6.0% and 5.05%; expected dividend yields of 68%; expected lives of
3.9 years in 2000 and 10 years in 1999; and expected volatility of 68% in 2000 and 1999.

    A summary of the status of options and warrants issued to non-employees at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                               2000                      1999
                                                      -----------------------   ----------------------
                                                                   WTD. AVG.                WTD. AVG.
                                                       SHARES     EXER. PRICE    SHARES     EXER.PRICE
                                                      ---------   -----------   ---------   ----------
Outstanding at beginning of year....................    313,685      $2.18        163,685     $1.95
Granted.............................................    200,000      $4.00        200,000     $2.20
Exercised...........................................         --                   (50,000)    $1.50
                                                      ---------      -----      ---------     -----
Outstanding at end of year..........................    513,685      $2.89        313,685     $2.22
                                                      =========      =====      =========     =====
Exercisable at end of year..........................    513,685      $2.89        313,685     $2.18
                                                      =========      =====      =========     =====
Weighted average fair value of options granted......      $2.38                     $0.59
                                                      =========                 =========
Weighted average remaining contractual life.........  3.5 years                 2.4 years

    The Company periodically issues stock or stock warrants to third parties as consideration for all or a portion of the acquisition price of an acquired company. On August 31, 2000, NESCO acquired certain assets and assumed certain liabilities of Trust Environmental Services Company, LLC. The purchase price was $1,000,000 and warrants to purchase 120,000 shares of NESCO common stock at $4.00 per share. The warrants expire August 31, 2005. The warrants were valued at $2.38 each using the Black-Scholes option pricing model with the following weighted-average assumptions: rate of 6.0%; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 68%.

9. SHAREHOLDERS' EQUITY

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

                                  NESCO, INC.

10. INCOME TAXES

    The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000, are as follows:

Financial basis in excess of tax basis of fixed assets......   $(694)
                                                               -----
Other.......................................................   $ 224
                                                               =====

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                               2000        1999
                                                             --------    --------
Statutory tax rate.........................................    34.0%       34.0%
State income taxes, net....................................     3.7%        2.5%
Other......................................................      .4%        1.5%
                                                               ----        ----
                                                               38.1%       38.0%
                                                               ====        ====

11. RELATED PARTIES

    The Company is building an office building and warehouse in Oklahoma City, and Company offices in Norman, Edmond, and Oklahoma City will be combined at the new facility. On November 9, 2000, the Company sold the partially completed building to Eddy L. Patterson, Chairman and CEO of the Company. The selling price of the completed building was $1,213,750 of which $500,000 was paid at closing with the remainder to be paid at completion of the construction and occupancy of the building. On January 1, 2001, the Company entered into a lease agreement with Mr. Patterson in which the Company will lease the premises from Mr. Patterson. The lease has a term of 10 years with an initial monthly lease payment of $11,783. At the end of four years the lease payment will be increased to $12,372 per month. At the end of eight years the lease payment will be increased to $12,991. Mr. Patterson and the Company entered into the agreement and lease to facilitate the financing of the construction of the property.
Mr. Patterson expects to sell the project and transfer the lease. The board of directors ratified the transaction on December 12, 2000. The Company's cost to acquire the land and construct the building is estimated to be $1,124,000 of which $623,000 has been incurred at December 31, 2000. The excess of the selling price over the Company's cost will be amortized over the 10 year lease period.

12. NET INCOME PER SHARE

    Basic and diluted EPS for the years ended December 31, 2000 and 1999, were computed as follows:

                                                             2000       1999
                                                           --------   --------
Basic EPS Computation:
  Net income.............................................   $2,847     $2,164
  Weighted average number of common shares outstanding...    9,276      9,195
                                                            ------     ------
Basic EPS................................................   $0. 31     $ 0.24
                                                            ======     ======

                                  NESCO, INC.

12. NET INCOME PER SHARE (CONTINUED)

                                                                2000       1999
                                                              --------   --------
Diluted EPS Computation:
  Net income................................................   $2,847     $2,164
  Weighted average number of common shares outstanding......    9,276      9,195
  Incremental number of shares for assumed exercise of
    options.................................................      258         12
                                                               ------     ------
Total shares................................................    9,534      9,281
                                                               ------     ------
Diluted EPS.................................................   $ 0.30     $ 0.23
                                                               ======     ======

    Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS for 2000 and 1999. The balance of such options was 405,000 in 2000 with an exercise price of $3.56 per share. The balance of such options was 155,685 in 1999 with an exercise price of $3.00 per share.

13. SEGMENT INFORMATION

    The Company's operations are classified into two reportable business segments: fueling systems and environmental. Each business segment is comprised of several divisions or subsidiary operations which individually operate predominately either in the fueling installations business or the environmental business.

    Fueling systems includes site management, site development and financing, and site installations and upgrades. Fueling site management services include fuel inventory management, environmental compliance monitoring and reporting, and facility management. Site development and financing services include land acquisition, design, construction, and financing.

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

    Following is a tabulation of business segment information for 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated statements.

                                  NESCO, INC.

13. SEGMENT INFORMATION (CONTINUED)
    The Company's business segments have been grouped as follows:

2000                                                           THOUSANDS OF DOLLARS
- ----                                     ----------------------------------------------------------------
                                                     INTER-    PRE-TAX                          ADDITIONS
                                                    SEGMENT     INCOME               DEPR. &    LONG-TERM
SEGMENT                                   SALES      SALES      (LOSS)     ASSETS     AMORT.     ASSETS
- -------                                  --------   --------   --------   --------   --------   ---------
Fueling Systems........................  $23,899      $ --     $ 4,030    $27,691     $  500     $ 6,662
Environmental..........................   14,748        --       4,261     15,009        424       2,449
Miscellaneous..........................    1,959       390         106      3,362         97         566
Corporate overhead.....................       --        --      (3,795)       664         98       6,153
                                         -------      ----     -------    -------     ------     -------
                                         $40,606      $390     $ 4,602    $46,706     $1,119     $15,830
                                         =======      ====     =======    =======     ======     =======

1999                                                           THOUSANDS OF DOLLARS
- ----                                     ----------------------------------------------------------------
                                                     INTER-    PRE-TAX                          ADDITIONS
                                                    SEGMENT     INCOME               DEPR. &    LONG-TERM
SEGMENT                                   SALES      SALES      (LOSS)     ASSETS     AMORT.     ASSETS
- -------                                  --------   --------   --------   --------   --------   ---------
Fueling Systems........................  $16,067      $ --     $ 1,308    $ 9,759      $344      $  906
Environmental..........................   12,562        --       4,616     10,017       271       3,478
Miscellaneous..........................      938       860          87      1,679        25         189
Corporate overhead.....................       --        --      (2,529)     1,340        44         232
                                         -------      ----     -------    -------      ----      ------
                                         $29,567      $860     $ 3,482    $22,895      $684      $4,805
                                         =======      ====     =======    =======      ====      ======

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                             2000       1999
                                                           --------   --------
Cash paid for interest...................................   $1,400     $  625
                                                            ======     ======
Cash paid for income taxes...............................   $   85     $1,000
                                                            ======     ======
Non-cash investing and financing activities:
  Issuance of equity instruments in connection with
    acquisitions.........................................   $  836     $   19
  Issuance of stock option and warrants for services.....   $   --     $  175
                                                            ======     ======

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 5, 2001.

                                                       NESCO, INC.

                                                       By:            /s/ EDDY L. PATTERSON
                                                            -----------------------------------------
                                                                        Eddy L. Patterson
                                                                CHAIRMAN & CHIEF EXECUTIVE OFFICER

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                   DATE
                        ----                                        -----                   ----
                /s/ EDDY L. PATTERSON
     -------------------------------------------       Chairman, Chief Executive        March 5, 2001
                  Eddy L. Patterson                      Officer and Director

                  /s/ JAMES HOWELL
     -------------------------------------------       President and Director           March 5, 2001
                    James Howell

                /s/ LARRY G. JOHNSON                   Vice President, Secretary,
     -------------------------------------------         Treasurer and Chief Financial  March 5, 2001
                  Larry G. Johnson                       Officer

                  /s/ ROBERT WATSON
     -------------------------------------------       Controller (Principal            March 5, 2001
                    Robert Watson                        Accounting Officer)

                  /s/ E.R. FORAKER
     -------------------------------------------       Director                         March 5, 2001
                    E.R. Foraker

                  /s/ ROBERT SUMNER
     -------------------------------------------       Director                         March 5, 2001
                    Robert Sumner

     -------------------------------------------       Director                         March 5, 2001
                    Dallin Bagley

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

        3.1b            Amendment to the Amended and Restated Certificate of
                        Incorporation of National Environmental Service Co., dated
                        December 8, 1999 (incorporated by reference to Exhibit 3.1b to the Registrant's Form 10-KSB for the year ended
                        December 31, 1999).

        3.2             Amended and Restated Bylaws of National Environmental
                        Service Co., as amended on June 16, 1994 (incorporated by reference to Exhibit 3.2 to the Registration Statement).

        4.1             Form of Stock Certificate (incorporated by reference to
                        Exhibit 4.1 to the Registrant's Form 10-KSB for the year ended December 31, 1994.

        4.2             National Environmental Service Co. Common Stock Purchase
                        Warrant to Peacock, Hislop, Staley & Given, Inc. dated
                        January 21, 1998 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB for the year ended
                        December 31, 1997).

       10.5             National Environmental Service Co. 1994 Employee Stock Plan
                        dated April 22, 1994. (incorporated by reference to
                        Exhibit 10.7 to the Registrant's Form 10-KSB for the period ended December 31, 1994).

       10.6             National Environmental Service Co. 1994 Director Stock
                        Option Plan dated April 22, 1994 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the
                        period ended December 31, 1994).

       10.9             Copy of Revolving Credit and Term Loan Agreement, Promissory
                        Notes, and Security Agreement dated as of July 15, 1997,
                        between the Company and Bank of Oklahoma, N.A., and forms of
                        Promissory Note and Security Agreements executed and
                        delivered pursuant thereto (incorporated by reference to
                        Exhibit 10.11 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

       10.10            Copy of Amendment One to Revolving Credit Agreement and Term
                        Loan Agreement dated December 2, 1997 and Promissory Note
                        between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant's
                        Form 10-KSB for the period ended December 31, 1997).

       10.11            Copy of Amendment Two to Revolving Credit and Term Loan
                        Agreement dated as of July 2, 1998 and Promissory Note
                        between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 to the Registrant's
                        Form 10-QSB for the period ended June 30, 1998).

       10.12            Copy of Amendment Three to Revolving Credit and Term Loan
                        Agreement dated April 30, 1999 and Promissory Note between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-QSB for the period ended June 30, 1999).

       10.13            Copy of Fourth Amendment to Revolving Credit and Term Loan
                        Agreement dated February 15, 2000 and Promissory Note
                        between the Company and Bank of Oklahoma, N.A. (incorporated by reference to Exhibit 10.13 to the Registrant's
                        Form 10-QSB for the period ended March 31, 2000).

       10.14            Citizens' Bank of Tulsa Credit Agreement dated February 27,
                        1998 (incorporated by reference to Exhibit 10.14 to the
                        Registrant's Form 10-KSB for the period ended March 31,
                        1997).

       10.15            Copy of First Amendment to Credit Agreement dated August 4,
                        2000 between the Company and Bank One, Oklahoma, N.A.
                        (incorporated by reference to Exhibit 10.15 to the
                        Registrant's Form 10-QSB for the period ended September 30,
                        2000).

       10.16            Copy of Second Amendment to Credit Agreement dated
                        September 30, 2000 between the Company and Bank One,
                        Oklahoma, N.A. (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-QSB for the period ended
                        September 30, 2000).

       10.17            Copy of Asset Purchase Agreement dated August 31, 2000
                        between the Company and Trust Environmental Services
                        Company, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-QSB for the period ended
                        September 30, 2000).

       10.18            Copy of Membership Interest Purchase, Sale, and Redemption
                        Agreement dated September 28, 2000 between George Stamper,
                        Glenn Michael Blackburn, Kelly Combs, and Paul Wathen
                        (incorporated by reference to Exhibit 10.18 to the
                        Registrant's Form 10-QSB for the period ended September 30,
                        2000).

       10.19            Copy of Stock Purchase Agreement dated September 29, 2000
                        between the Company and Robert G. Dutcher, Raymond M.
                        Delorenzo, Bruce K. Patterson, and Scott E. Cathers
                        (incorporated by reference to Exhibit 10.19 to the
                        Registrant's Form 10-QSB for the period ended September 30,
                        2000).

       10.20            Copy of Contract for Sale of Real Estate, dated October 10,
                        2000, between NESCO, Inc. (Seller) and Summer
                        Resources, LLC as to an undivided 2/3rd interest and 38th
                        Street Development Corporation as to an undivided 1/3rd
                        interest (Buyer).

       10.21            Form of Industrial Lease dated November 14, 2000 between
                        NESCO, Inc. (Tenant) and Summer Resources, LLC as to an
                        undivided 2/3rd interest and 38th Street Development
                        Corporation as to an undivided 1/3rd interest (Landlord) and list of material terms of four locations.

       10.22            Copy of Third Amendment to Credit Agreement dated
                        December 20, 2000 between the Company and Bank One,
                        Oklahoma, N.A.

       21.1             Subsidiaries of NESCO, Inc.

       23.1             Consent of Independent Auditors.

       27.1             Financial Data Schedule.