Form 10KSB/A
period 2000-12-31
NESCO INC/OK
filed 2001-05-04
CIK 922868

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A-NO. 1


(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   (X)               OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   ( )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD____________________TO______________________.
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /.

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB____________.

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

               TITLE OF CLASS                   NUMBER OF SHARES
        Common Stock, $.01 Par Value              OUTSTANDING
                                                   9,325,855
     DOCUMENTS INCORPORATED BY REFERENCE

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / /; NO /X/.

This Amendment No. 1 on Form 10-KSB/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors of the Company are:

Name                Age    Position
----                ---    --------
Eddy L. Patterson    59    Director, Chairman and Chief Executive Officer
James Howell         47    Director, President
Edward R. Foraker    62    Director
Dallin Bagley        62    Director
Robert D. Sumner     59    Director


The business background of the Directors follows:

    Eddy L. Patterson has served as Chairman, Chief Executive Officer and a director of the Company since May 1989. He has started and built several companies including a manufacturing firm and oil and gas production operations.

    James Howell has served as President of the Company since June, 1998.
Mr. Howell was elected to serve as a director in May, 2000. He received a B.S. degree from Oklahoma State University in Agricultural Engineering. Mr. Howell has held marketing and management positions with several national companies including Network Security Corporation and Mosler, Inc. Mr. Howell joined the Company in 1989 as Director of Marketing, served as the Vice President-Marketing since January 1, 1995 and was elected as President in June, 1998.

    Edward R. Foraker has served as a director of the Company since April 1994. Since 1970, Mr. Foraker has served as President and Chairman of the Board of Directors of ECC Energy Corporation and its predecessor corporations.
Mr. Foraker also served as President of WestAmerica Investment Group, Inc. until its sale in 1997. ECC Energy Corporation engages in coalbed methane gas exploration, development and production and oil field service contracting. ECC's headquarters is located in Dewey, Oklahoma.

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

    Robert W. Sumner has served as a director of the Company since May, 2000. Mr. Sumner is the owner of Horne Oil Company, Enid, Oklahoma, a provider of fuel and lubricants. Mr. Sumner has been with that company since 1983 and has served as president since 1995.

    EXECUTIVE OFFICERS

    Executive Officers that are not directors of the Company and their business backgrounds are as follows:

Larry G. Johnson, Vice President, Secretary-Treasurer and Chief Financial
        Officer, age 55, has served in these capacities since January 1, 1995. Mr. Johnson also has served as the President of Lab One since March 1993. Mr. Johnson has been employed by the Company since 1993. From April 1992 to January 1993, Mr. Johnson served as a consultant to the Company. From 1971 to 1991, Mr. Johnson was employed by Broken Arrow Federal Savings and Loan and served as President and Chief Executive Officer for 16 of those years. Mr. Johnson holds an M.B.A. degree from the University of Tulsa.

Chuck Nance, Vice President-Operations, age 54, has over 20 years of experience in service station construction and underground storage tank installation. Mr. Nance joined the Company in 1991 as a project manager and is licensed in several states to perform all aspects of underground storage services. Mr. Nance was named Vice President-Operations on January 1, 1995. Prior to joining the Company, Mr. Nance was a construction manager for over nine years with Petroleum Marketers Equipment Company, Inc.

Robert Watson, Controller, age 54, received his degree, with honors, from the University of Arkansas in 1969. With over 20 years experience as a CPA, including seven years with the international firm of Arthur Young & Co. (now Ernst & Young LLP), he joined NESCO in 1996. Mr. Watson was the Controller and Corporate Secretary-Treasurer for Lake Country Beverage, Inc. from October 1986 to November 1995 and was a business consultant from November 1995 to May 1996. Mr. Watson oversees all day to day corporate accounting functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and shareholders who own more than 10% of the Company's outstanding common stock to report to the Securities and Exchange Commission their initial ownership of the common stock and any subsequent changes in that ownership and to furnish the Company with a copy of each report. The regulations of the Securities and Exchange Commission impose specific due dates for such reports, and the Company is required to disclose in this Proxy Statement any failure to file by these dates during and with respect to fiscal year 2000.

To the Company's knowledge, based solely on review of the copies of the reports furnished to the Company and written representations that no other reports were required during and with respect to fiscal 2000, all Section 16(a) filing requirements applicable to its officers, directors and holders of more than 10% of its outstanding shares of common stock were complied with.

ITEM 10. EXECUTIVE COMPENSATION

BOARD COMPENSATION

The Company pays each non-employee member of its Board of Directors $1,250 for each quarterly Board meeting which he attends. Directors are not compensated for special meetings. Directors are not currently reimbursed for their expenses incurred in attending meetings.

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for the Chairman of the Board and Chief Executive Officer and two other officers of the Company. Because no other executive officer of the Company received cash compensation exceeding $100,000 during the year ended December 31, 2000, no disclosure pertaining to other executives is required or provided.

                                          Summary Compensation Table
                                                                      Long Term Compensation
                                                                      ----------------------
                                                                          Awards         Payments
                                                                -----------------------  --------
                                 Annual Compensation            Restricted   Securities
                       ---------------------------------------    Stock      Underlying    LTIP
Name and                                          Other Annual    Awards     Options/     Payouts     All Other
Principal Position     Year    Salary     Bonus   Compensation     ($)         SAR(#)       ($)     Compensation
------------------     ----    ------     -----   ------------    ------     ----------   -------   ------------
Eddy L. Patterson,     2000   $238,559   $50,000       (1)
Chairman & Chief       1999   $200,000   $     -       (1)
Executive Officer      1998   $148,077   $25,000       (1)

James Howell           2000   $140,439   $10,000       (1)
President              1999   $111,260   $     -       (1)
                       1998   $ 86,094   $     -       (1)                      25,000(2)

Larry G. Johnson       2000   $105,160   $ 9,000       (1)
Vice President &       1999   $ 81,308   $     -       (1)
Secretary-Treasurer    1998   $ 72,840   $     -       (1)

-----------------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus for any of the executive officers.

(2) In June, 1998, Mr. Howell was awarded options to acquire 25,000 shares with an exercise price of $2.00 per share. This expiration of this of these options was extended from June 1, 2000 to June 1, 2001.

                Aggregate Option Exercises in Last Fiscal Year
                      and Fiscal Year-End Option Values

                                                    Number of Securities
                                                   Underlying Unexercised       Value of Unexercised
                                                     Options at Fiscal        In-the-Money Options at
                                                       Year-End (#)             Fiscal Year-End ($)
                   Shares Acquired      Value          Exercisable/                Exercisable/
Name               on Exercise (#)   Realized ($)      Unexercisable             Unexercisable(1)
----               ---------------   ------------  ----------------------     -----------------------
Eddy L. Patterson         -               -                   0/0                        $0/0
James Howell              -               -              45,000/0                   $20,000/0
Larry G. Johnson          -               -              16,000/0                        $0/0

-----------------
    The value of the unexercised in-the-money options is calculated by multiplying (a) the difference between (i) the closing price of $3.00 for the last business day of the fiscal year ended December 31, 2000, and (ii) the option exercise price by (b) the number of securities underlying the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 6, 2001, regarding the ownership of the Company's common stock by (a) all persons known by the Company to be beneficial owners of more than 5% of the outstanding common stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table in
Item 10 above, and (d) all executive officers and directors of the Company as a group. There is no other class of securities of the Company entitled to vote at the Annual Meeting.

NAME AND ADDRESS OF                             AMOUNT AND NATURE
OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP     PERCENT OF CLASS
-------------------                          -----------------------     ----------------
Eddy L. Patterson                               3,019,658 shares               32.4%
12331 E. 60th St.
Tulsa, Oklahoma 74146

E.R. Foraker                                      293,678 shares(1)             3.1%
4141 North Scottsdale Road
Suite 100
Scottsdale, Arizona 85251

Dallin Bagley                                   1,442,500 shares               15.5%
2350 Oakhill Drive
Salt Lake City, Utah  84121

Robert W. Sumner                                  339,885 shares                3.6%
2822 Oakleaf Circle
Enid, Oklahoma 73703

Wesley Hill                                       587,490 shares                6.3%
1625 West Owen K. Garriott
Suite D
Enid, Oklahoma 73703

James Howell                                       69,574 shares(2)              .7%
1425 Jamestown
Edmond, Oklahoma 73003

Larry G. Johnson                                   34,807 shares(3)              .4%
10208 East 89th Street North
Owasso, Oklahoma  74055

All directors and executive officers as
a group of nine persons                         5,832,592 shares               62.5%

------------------------

(1) Mr. Foraker's beneficial shares of 293,678 shares include 6,806 shares owned by his wife, 5,000 shares owned by his children, and 90 shares owned by his grandchildren. Mr. Foraker disclaims beneficial ownership of such shares.

(2) Mr. Howell's shares include stock options for 45,000 shares which are fully exercisable.

(3) Mr. Johnson's shares include stock options for 16,000 shares which are fully exercisable.

Except as otherwise indicated, all of the persons named above have sole voting and investment power with respect to the shares beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is building an office building and warehouse in Oklahoma City, and Company offices in Norman, Edmond, and Oklahoma City will be combined at the new facility. On November 9, 2000, the Company sold the partially completed building to Eddy L. Patterson, Chairman and CEO of the Company. The selling price of the completed building was $1,213,750, of which $500,000 was paid at closing with the remainder to be paid at completion of the construction and occupancy of the building. On January 1, 2001, the Company entered into a lease agreement with Mr. Patterson in which the Company will lease the premises from Mr. Patterson. The lease has a term of 10 years with an initial monthly lease payment of $11,783. At the end of four years the lease payment will be increased to $12,372 per month. At the end of eight years the lease payment will be increased to $12,991. Mr. Patterson and the Company entered into the agreement and lease to facilitate the financing of the construction of the property. Mr. Patterson expects to sell the project and assign his rights under lease to a third party. The board of directors ratified the transaction on December 12, 2000. The Company's cost to acquire the land and construct the building is estimated to be $1,124,000 of which $623,000 has been incurred at December 31, 2000.


                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, May 2, 2001.



                                        NESCO, Inc.

                                        By: /s/ Larry G. Johnson
                                           -----------------------------------
                                        Larry G. Johnson
                                        Vice President & Secretary-Treasurer