Form 10-Q
period 2001-03-31
NESCO INC/OK
filed 2001-05-15
CIK 922868

                 U.S. Securities & Exchange Commission
                        Washington, D.C.  20549


                              FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  MARCH 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
for the transition period......................to.......................

            Commission file number.................000-24470

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:

                                                Number of shares
               Title of Class                      Outstanding
        ----------------------------               -----------
        Common Stock, $.01 Par Value                9,325,855

  Transitional Small Business Issuer Format (Check one): Yes / / No /X/

                                NESCO, INC.
                             TABLE OF CONTENTS

                                  PART I

                                                                      PAGE
FINANCIAL INFORMATION:

Item 1 - Financial Statements

         Consolidated Balance Sheet
                March 31, 2001 and December 31, 2000                    3

         Consolidated Statements of Income
                Three Months Ended March 31, 2001 and 2000              4

         Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2001 and 2000              5

         Notes to Consolidated Financial Statements                     6

Item 2 - Management's Discussion and Analysis

         Management's Discussion and Analysis of the
                Financial Condition and Results of Operation           10

                                  PART II

OTHER INFORMATION:

         Item 1 - Legal Proceedings                                    13

         Item 6 - Exhibits and Reports on Form 8-K                     13

         Signatures                                                    14

                                          NESCO, INC.
                                   CONSOLIDATED BALANCE SHEET
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (In Thousands) (Unaudited)
                                             ASSETS                       2001           2000
                                                                          ----           ----
Current assets:
     Cash                                                               $   218         $   417
     Accounts receivable:
        Trade, net of allowances: 2001--$251; 2000-- $310                14,499          12,627
     Current portion of lease contracts receivable                           48           1,065
     Assets held for sale                                                 5,476              -
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                             6,534           7,624
     Materials and supplies                                               2,812           2,845
Deferred taxes                                                              224             224
Prepaid expenses                                                            206             378
                                                                        -------         -------
     Total current assets                                                30,017          24,280
                                                                        -------         -------
Property and equipment, at cost                                           9,140           8,625
     Less accumulated depreciation                                       (3,237)         (2,986)
                                                                        -------         -------
     Property and equipment, net                                          5,903           5,639
                                                                        -------         -------
Lease contract receivables less current portion                           2,571           7,177
Goodwill and other intangibles, net:  2001--$369; 2000--$255              9,910           9,872
                                                                        -------         -------
Total assets                                                            $48,401         $47,868
                                                                        =======         =======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                                $10,672         $10,330
     Accounts payable                                                     4,652           4,071
     Income tax payable                                                   2,289           2,335
     Accrued liabilities                                                    793             766
                                                                        -------         -------
     Total current liabilities                                           18,406          17,502
                                                                        -------         -------
Long-term notes payable                                                  17,240          17,695
Deferred Income                                                           1,132           1,162
Deferred income taxes                                                       764             694
                                                                        -------         -------
Total Liabilities                                                       $37,542         $37,053
                                                                        -------         -------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized;
        none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
        issued 9,488,643 shares, including treasury shares                   95              95
     Additional paid-in capital                                           4,974           4,975
     Retained Earnings                                                    6,116           6,071
     Common stock in Treasury, at cost, 162,788 shares                     (326)           (326)
                                                                        -------         -------
     Total shareholders' equity                                          10,859          10,815
                                                                        -------         -------
Total liabilities and shareholders' equity                              $48,401         $47,868
                                                                        =======         =======

The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                 2001        2000
                                              ---------------------
Revenues                                      $  11,454  $    9,532

Costs and Expenses                                7,714       5,560
Selling, general and administrative expenses      3,329       1,751
                                              ---------  ----------
Income from operations                              411       2,221

Other income                                        163          39
Interest expense                                   (508)       (319)
                                              ---------  ----------

Income before provision for income taxes             66       1,941

Provision for income taxes                           25         735
                                              ---------  ----------

Net Income                                    $      41  $    1,206
                                              =========  ==========
Basic Net Income per share                    $    0.00  $     0.13
                                              =========  ==========
Diluted Net Income per share                  $    0.00  $     0.13
                                              =========  ==========

The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                  (Unaudited)

                                                                      2001        2000
                                                                    --------------------
Operating activities
     Net Income                                                     $    41     $ 1,206
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   367         202
        Change in:
             Accounts receivable                                     (1,725)       (629)
             Costs and estimated earnings in excess of
                billings on uncompleted contracts                     1,090      (3,836)
             Materials and supplies                                      33        (186)
             Prepaid and other                                          171        (132)
             Accounts payable                                           582         722
             Accrued liabilities                                         27        (105)
             Income tax payable                                          24         797
                                                                    -------     -------
Net cash provided by (used in) operating activities                     613       1,961
                                                                    -------     -------
Investing activities
    Purchases of property, plant and equipment                         (515)       (579)
    Other                                                              (184)         -
                                                                    -------     -------
Net cash used in investing activities                                  (699)       (579)
                                                                    -------     -------
Financing activities:
     Proceeds from notes payable and long-term obligations              920       2,415
     Principal payments on notes and long term obligations           (1,033)       (292)
                                                                    -------     -------
     Net cash provided by (used in) financing activities               (113)      2,123
                                                                    -------     -------
Decrease in cash                                                       (199)       (417)

Cash, beginning of period                                               417         629
                                                                    -------     -------
Cash, end of period                                                 $   218     $   212
                                                                    =======     =======

The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

        In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Results of operations and cash flows are not necessarily indicative of the results, which will be achieved for the full year.

2.  EARNINGS PER SHARE

        Basic and diluted EPS for the three months ended March 31, 2001 and 2000, were computed as follows:

                                                Three Months Ended March 31
                                            -------------------------------
                                                2001                   2000
                                            -------------------------------
Basic EPS Computation:
        Net income                             $   41                 $1,206
                                            ================================
Weighted average shares outstanding         9,325,855              9,225,855
                                            ================================
Basic EPS                                        $.00                   $.13
                                            ================================
Diluted EPS Computation:
        Net income                             $   41                 $1,206
                                            ================================
Weighted average shares outstanding         9,325,855              9,225,855

Incremental shares for assumed exercise
        of securities:
                Warrants                       99,764                153,232
                Options                       130,906                130,906
                                            -------------------------------
                                            9,425,619              9,491,462
                                            ================================
Diluted EPS                                      $.00                   $.13
                                            ================================

3.  SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                                  Thousands of Dollars
                              -----------------------------------------------------------
                                                 Inter-
                                                 Segment          Pre-tax
Segment                       Sales              Sales            Income         Assets
-------                       -----------------------------------------------------------
2001
Fueling Installations         $   5,625          $                $   736        $ 27,662
Environmental                     4,485                               488          14,295
Miscellaneous                     1,344               30              (29)          4,086
Corporate Overhead                                                   (784)          1,226
                              -----------------------------------------------------------
                              $  11,454          $    30          $   411        $ 47,269
                              ===========================================================
2000
Fueling Installations         $   5,324                           $ 1,308        $ 13,416
Environmental                     3,615                             1,269          10,383
Miscellaneous                       593              160               45           2,286
Corporate Overhead                                                   (681)          1,552
                              -----------------------------------------------------------
                              $   9,532          $   160          $ 1,941        $ 27,638
                              ===========================================================

4.  NEW ACCOUNTING STANDARD -

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

5.  ASSETS HELD FOR SALE -

        The lessee of three fueling facilities defaulted on the leases and, as a result, the Company terminated the leases during the first quarter. The carrying value of the sales type leases has been transferred to Assets Held for Sale while the facilities are being marketed to other potential owners. Based on appraisal information and indications of buyer interest to date, management believes the facilities will be sold within a year and that the Company's full carrying value will be realized.

6.  COMMITMENTS AND CONTINGENCIES -

        A lessee of a fueling facility constructed and leased by the Company has initiated a suit claiming adjustments of the facility costs and seeking exemplary damages aggregating $2,000,000. This action was commenced as the Company was preparing to bring an action against the lessee for breach of the lease and recovery of the facilities. Management believes the suit is without merit.

7.  NOTES PAYABLE -

        As of March 31, the Company was not in compliance with one restrictive covenant under Bank One, Oklahoma, N. A. credit facilities. The Company has obtained a waiver from the lender waiving noncompliance through March 31, 2001. The Company continued to make periodic debt repayments during this period.

8.  ACQUISITIONS IN 2000 -

        On June 12, 2000, NESCO acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. The purchase price was $3,000,000.
 The definitive agreement provided for the payment to David E. Hopkins of 250,000 shares over a period of five years (to a maximum of 50,000 shares per year) subject to the attainment of certain performance objectives in the operation and management of Hopkins Appraisal Services, Inc. In anticipation of a possible award, 250,000 shares have been reserved. On April 20, 2001, 25,005 shares were awarded upon the attainment of performance objectives. Hopkins is a leader in the provision of appraisals on convenience stores and gasoline service stations. The client list includes a majority of major banks and major oil companies in the United States.


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

        The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma combined results of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000:

                                         2001           2000
                                        ---------------------
                                             (unaudited)
        Net sales                       $11,454       $14,284
        Net income                      $    41       $ 1,451
        Net income per share:
                Basic                   $   0.0       $  0.16
                Diluted                 $   0.0       $  0.15

Item 2.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

        Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2001 is based on a comparison with the corresponding period in 2000.

        Revenue for the three months increased 26% as a result of growth from existing offices, the addition of two offices, and the addition of four acquisitions. A summary of the Company's revenues by segment follows:

                                 Three Months Ended
                                      March 31           Difference   Percentage
                                --------------------     Increase or  Increase or
                                  2001        2000       (Decrease)   (Decrease)
                                -------------------------------------------------
                                              (Thousands of Dollars)
        Fueling Installations   $ 5,625      $ 5,295      $  330           7%
        Environmental             4,485        3,662         824          33%
        Miscellaneous             1,344          575         769         274%
                                $11,454      $ 9,532      $1,923          26%

        The increase in fueling systems installations revenues was due to an increase in the projects performed, somewhat offset by a delay in starting some ground-up installations of convenience stores pending the completion of financing arrangements. Environmental revenue increased 33% due to the addition of contracts from Trust Environmental Services on August 31, 2000, the acquisition of Kentucky Environmental Network, LLC on September 28, 2000, and the establishment of an environmental office in Denver, Colorado in May, 2000. In addition to the revenue from the acquisitions and one environmental office, significant additional environmental revenue was generated from the installation of equipment on two pay-for-performance projects in Oklahoma. Other revenue includes sales and service of fueling equipment, and the 274% increase in this segment is attributed to the acquisition of Atlanta Petroleum Equipment Company, Inc. on September 29, 2000.

        Cost and expenses increased 39%. Three cost items accounted for the majority of the increase as follows:

                                 Three Months Ended
                                      March 31           Difference   Percentage
                                --------------------     Increase or  Increase or
                                  2001        2000       (Decrease)   (Decrease)
                                -------------------------------------------
                                              (Thousands of Dollars)
        Direct Labor            $1,789          $1,283      $  506         39%
        Lab Services               359             142         217        153%
        Subcontractors           2,512           1,280       1,233         96%
        All other                3,054           2,855         198          7%
                                $7,714          $5,560      $2,154         39%

        A portion of the 39% increase in direct labor was due to the increased work performed by the Company. During the first quarter, a number of direct labor supervisors and other personnel were maintained on the Company's payroll in anticipation of the start of certain ground-up convenience store projects. Some of the projects were delayed pending the completing of financing arrangements. This delay resulted in a higher than anticipated cost of direct labor. The cost of lab services increased 153% due to the increase in site analysis and remediation services performed by the Company. The acquisition of Trust Environmental contracts and Kentucky Environmental Network contributed to the increase in lab services. One-half of the subcontractor expense increase was due to the significant use of subcontractors by the Hopkins Appraisal Services division. Hopkins uses independent subcontractors to perform appraisal fieldwork and report writing. Of the $1,233,000 increase, subcontractors performing work for the Hopkins division accounted for $613,000. The remainder of the increase in subcontractor expense resulted from increases in business in the fueling installations and environmental segments and greater use of subcontractors.

        Selling, general and administrative expenses increased 90%. Several selling, general and administrative expense items had significant increases as follows:

                                     Three Months Ended
                                          March 31           Difference   Percentage
                                    --------------------     Increase or  Increase or
                                      2001        2000       (Decrease)   (Decrease)
                                    -------------------------------------------------
                                                  (Thousands of Dollars)
        Salaries                    $1,520       $   856       $  664          78%
        Office supplies and postage    146            60           86         143%
        Office rent                    236            84          152         181%
        Phone                          173            90           83          92%
        General insurance              163            90           73          81%
        Indirect travel                125            49           76         155%
        Depreciation                   183            39          144         369%
        All other                      783           483          300          62%
                                    ------        ------       ------        -----
                                    $3,329        $1,751       $1,578          90%

        The 90% increase in selling, general and administrative expense resulted from the acquisition of Hopkins Appraisal Services, Inc., Trust Environmental Services contracts and assets, Kentucky Environmental Network, LLC, and Atlanta Petroleum Equipment Company, Inc. All of the companies were purchased in the second or third quarters of 2000. Offices were added in Denver, Colorado, and Lafayette, Louisiana, subsequent to the first quarter of 2000 and contributed to the increase in expenses. The acquisitions, new offices, and the growth in the other business of the Company caused the increases in the personnel, office, indirect travel, and insurance related expenses as shown above. Depreciation expense increased due to the addition of equipment through the four acquisitions and the establishment of two other offices.

        Interest expense increased $189,000 in the first quarter of 2001 compared to the same quarter in 2000 ($508,000 compared to $319,000) due to increases in the line of credit for operations, term loans for the acquisition of companies and equipment, and the addition of a line of credit for the construction of convenience stores. A portion of the increase resulted from an increase in interest rates paid by the Company.

CHANGES IN CAPITAL RESOURCES AND LIQUIDITY

        The Bank One, Oklahoma, N.A. credit facilities contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and business acquisitions. Among other covenants, the Company must maintain minimum leverage and current ratios. As of March 31, the Company was not in compliance with one restrictive covenant under Bank One, Oklahoma, N. A. credit facilities. The Company has obtained a waiver from the lender waiving non-compliance through March 31, 2001. The Company continued to make periodic debt repayments during this period.

        The Company is currently experiencing tight cash flow and believes that additional capital is also important for it to be able to fund certain of its outstanding financial obligations which are past due.

FORWARD LOOKING STATEMENTS

        Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company's ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, its ability to obtain needed working capital, the potential effect of pending and possible legal proceedings, general economic conditions and conditions affecting the industries which utilize the Company's services and products, the availability of experienced personnel, raw materials and equipment and the Company's ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

        On March 21, 2001, a suit was filed by James and Ann C. Jay against NESCO Acceptance Corporation, a wholly owned subsidiary of the Company, in the District Court of/Eastland County, Texas, 91st Judicial District, Case No. CV-01-38565 in connection with a sale leaseback transaction in which property of the plaintiffs was conveyed to the defendant. A fueling station and convenience store facility was constructed on the property and it was leased back to the plaintiffs. The plaintiffs were in breach of the lease obligations and proceedings were being prepared to judicially enforce the defendant's rights under the arrangement when the pending action was brought by the plaintiffs seeking to set aside the conveyance of the property and to recover actual and exemplary damages in excess of $2 million plus costs and attorneys' fees for alleged fraud, negligent misrepresentation and breach of contract. The Company denies the allegations, will defend the action vigorously and expects to counterclaim (or file a separate action) for breach of the lease by the plaintiffs.

        On January 29, 2001, a suit for patent infringement was brought by Environmental Improvement Technologies, Inc. against Summit Environmental Services, Inc., a wholly owned subsidiary of the Company, in the District Court of Oklahoma County, Oklahoma, Case No. CIV-01-0203-W. The plaintiff is seeking damages and injunctive relief in connection with the defendants alleged infringement of plaintiff's patented air-sparging and vapor extraction processes used to remediate contaminated soil. The defendant has not yet answered but expects to deny any infringement of the patent and to also assert as a defense the invalidity of the subject patents.

Item 5.  Other Information -

        On May 8, 2001, Company management received notice that David Hopkins and seven other employees of Hopkins Appraisal Services, Inc., a wholly owned subsidiary of the Company, resigned effective at the close of business on May 7, 2001. Mr. Hopkins has opened a competing appraisal firm and has employed the former Hopkins Appraisal employees. NESCO management is consulting with its legal counsel to determine a course of action.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Reports on Form 8-K:

            A report on Form 8-K dated April 5, 2001 was filed by the Registrant in connection with the Company's change of independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NESCO, Inc.

Date: May 11, 2001                   BY /s/ LARRY G. JOHNSON
                                        ----------------------------------------
                                        LARRY G. JOHNSON, Vice President &
                                        Secretary-Treasurer (Authorized
                                        Officer and Principal Financial Officer)