Form 10KSB/A
period 2000-12-31
NESCO INC/OK
filed 2001-08-20
CIK 922868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-KSB /A-No. 2

(Mark One)
(  X  )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

(     )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
           for the transition period ______________ To ______________.
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

         State issuer's revenues for its most recent fiscal year:  $36,954,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on March 1, 2001 was $25,285,000.

The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2001 is shown below:

                                                       Number of shares
          Title of Class                                 Outstanding
          --------------                                 -----------
  Common Stock, $.01 Par Value                            9,325,855

          Documents Incorporated by Reference
          -----------------------------------
Transitional Small Business Disclosure
Format (check one): Yes   ; No X .
                       ---    ---

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Results of Operations for the Year Ended December 31, 2000, to the Year Ended December 31, 1999.

         The Company had revenues of $36,954,000 in 2000 compared to $29,567,000 in 1999, a 25% increase.

         The fueling systems segment revenues increased $5,550,000 or 35% in 2000 compared to 1999 ($21,617,000 compared to $16,067,000). The fueling systems segment includes fueling systems installation and upgrade, cathodic protection, tank montioring, and appraisal fees. Fueling systems installation and upgrade revenue increased 18% or $2,771,000 to $18,013,000 in 2000 as compared to $15,242,000 for 1999. The increase in fueling systems installation and upgrade resulted from the significant growth in the Company's installation of ground-up fueling facilities for grocery stores and the provision of facilities for convenience store chains in conjunction with assistance to the purchasers in arranging financing for the stores. The cathodic protection portion of the fueling systems revenue declined 90% from $3,403,000 in 1999 to $338,000 in 2000. This decline resulted from the completion in 1999 of the upgrade of existing fueling systems in accordance with regulatory compliance requirements. Tank monitoring revenue increased 139% or $327,000 in 2000 compared to 1999 ($562,000 compared to $235,000). The fueling systems segment includes revenue of $2,704,000 for 2000 from Hopkins Appraisal Services, Inc., a wholly owned subsidiary acquired in June 2000.

         Revenues from our environmental segment increased 6% or $816,000 to $13,378,000 in 2000 compared to $12,562,000 in 1999 due to increased business activity. Within our environmental segment, site assessments revenue increased 39% or $1,765,000 for 2000 compared to 1999 ($6,339,000 compared to $4,574,000).
TET Environmental Services was acquired in May 1999; therefore, we received the benefit of a full year of revenues in 2000 compared to eight months in 1999. Additionally, site assessments and reports revenue increased due to the acquisitions of Trust Environmental Services, Inc. on August 31, 2000 and Kentucky Environmental Network, LLC on September 28, 2000. The increase in site assessments and reports also resulted from the greater volume of environmental work added by our Oklahoma and South Carolina divisions not included in the revenues added by the acquired companies. Additionally, increased revenue from the site assessment and reports category was due to the increased regulatory requirements for risk investigation, assessment, and reporting. The remediation revenue portion of the environmental segment decreased $1,846,000 in 2000 compared to 1999 ($6,133,000 compared to $7,979,000). The decline resulted because, during 2000, environmental segment management devoted a considerable amount of time to the acquisitions made as opposed to the initiation, development, and completion of remediation projects.

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

         Costs and expenses in 2000 were $25,370,000 compared to $18,826,000 in 1999, an increase of 35%. Costs and expenses for 2000 represented 69% of total revenue for the year compared with 64% for 1999. The increase in the amount of costs and expenses is due generally to the increased business activity during 2000 and the addition of business activity generated by the companies acquired.

         The percentage increase in labor costs was 24% in 2000, lower than the 25% growth in revenues during the same period. The decrease in labor costs as a percentage of revenue was due to the significant increase in revenues from larger fueling systems contracts and the use of a greater amount of subcontractors on those jobs. Labor costs were $6,056,000 in 2000 compared to $4,878,000.

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

         On December 20, 2000, we restructured a portion of our working capital revolving credit commitment and established an $8,000,000 non-revolving line of credit for construction loans. A transfer of $6,000,000 from the $10,500,000 working capital and temporary lines of credit was made to the construction loan line of credit. The temporary working capital line of credit was eliminated and the working capital line of credit was reduced to $6,500,000. The construction loan facility matured April 30, 2001, was extended to August 10,2001 by the fourth amendment to the original loan agreement, and will be extended to October 10, 2001 by the fifth amendment to the original loan agreement.

         On June 27, 2001, the Company entered into a fourth amendment to credit agreement with Bank One, Oklahoma, N.A. The amendment provided that the interest rate applicable to the loan facility would be changed to equal the Prime Rate, plus three percent per annum; the working capital credit commitment will be subject to a borrowing base limitation equal to eighty-five percent of the eligible accounts; and an extension of the construction loan facility maturity date to August 10, 2001.

         On August 6, 2001, Bank One requested the Company move its credit facility to another lender by the end of the year. The bank cited the Company's lower than expected profitability and that the Company's type of business no longer was the type of business the bank wanted to keep in its loan portfolio. The Company is actively pursuing several other financing arrangements.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                           INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Auditors                                            F-2

Consolidated Balance Sheet as of December 31, 2000                        F-3

Consolidated Statements of Income for the Years Ended
   December 31, 2000 and 1999                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 2000 and 1999                         F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                             F-6

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

As discussed in Note 15, the accompanying financial statements have been restated from that previously reported to correct the reported amounts of revenue accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company is experiencing severe liquidity problems and is in violation of certain debt covenants. The lending institution has informed the Company that it is requiring the Company to transfer its banking relationship and the Company is negotiating with other institutions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 2, 2001, except as to Note 15
        as to which the date is August 16, 2001


                                   NESCO, Inc.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                            (In Thousands of Dollars)
                                     ASSETS
                                     ------
Current assets:
         Cash                                                                         $    417
         Accounts receivable, trade, net of allowance for doubtful accounts of $310      9,898
         Current portion of lease contracts receivable                                   1,065
         Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                      6,701
         Deferred income taxes                                                             224
         Materials and supplies                                                          2,845
         Prepaid expenses                                                                  378
                                                                                      --------
         Total current assets                                                           21,528
Property and equipment, net                                                              5,639
Lease contracts receivable less current portion                                          7,177
Goodwill and other intangibles, net of accumulated amortization of $255                  8,710
                                                                                      --------
Total assets                                                                          $ 43,054
                                                                                      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
         Current maturites of notes payable                                           $ 28,025
         Accounts payable                                                                4,071
         Accrued income taxes                                                              942
         Other accrued liabilities                                                         766
                                                                                      --------
         Total current liabilities                                                      33,804
Long-term notes payable                                                                   --
Deferred income taxes                                                                      694
                                                                                      --------
Commitments and contingencies                                                             --
                                                                                      --------
Total liabilities                                                                       34,498
Shareholders' equity:
         Preferred Stock; 1,000,000 shares authorized; none issued
         Common Stock; par value $.01; 20,000,000 shares authorized;
            9,488,643 shares issued                                                         95
         Additional paid-in capital                                                      4,975
         Retained earnings                                                               3,812
         Common stock in Treasury, at cost, 162,788 shares                                (326)
                                                                                      --------
         Total shareholders' equity                                                      8,556
                                                                                      --------
Total liabilities and shareholders' equity                                            $ 43,054
                                                                                      ========


    The accompanying notes are an integral part of the financial statements.

                                   NESCO, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2000 and 1999
               (In Thousands of Dollars except per share amounts)



                                                2000        1999
                                               --------    --------

Revenue:
     Fueling Systems                           $ 21,617    $ 16,067
     Environmental                               13,378      12,562
     Miscellaneous                                1,959         938
                                               --------    --------
     Total Revenue                               36,954      29,567

Costs and expenses                               25,370      18,826
Selling, general and administrative expenses      9,225       6,822
                                               --------    --------
Total operating expenses                         34,595      25,648

Income from operations                            2,359       3,919

Other income (expense):
         Interest                                (1,668)       (677)
         Other, net                                 259         240
                                               --------    --------
Income before income taxes                          950       3,482
                                               --------    --------
Provision (benefit) for taxes on income
         Current                                    146       1,422
         Deferred                                   216        (104)
                                               --------    --------
                                                    362       1,318
                                               --------    --------
Net income                                     $    588    $  2,164
                                               ========    ========
Basic net income per share                     $   0.06    $   0.24
                                               ========    ========
Diluted net income per share                   $   0.06    $   0.23
                                               ========    ========



    The accompanying notes are an integral part of the financial statements.


                                   NESCO, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999
                            (In Thousands of Dollars)




                                   Common Stock shares      Common     Additional
                                 ----------------------      Stock       Paid-in     Retained     Treasury
                                  Issued    In Treasury     Issued       Capital     Earnings      Shares        Total
                                 ---------  -----------    ---------   ----------    ---------    ---------    ---------
Balance at Dec 31, 1998          9,388,643      122,991    $      94   $    3,998    $   2,365    $    (240)   $   6,217

Stock option issuances                --           --           --            120         --           --            120
Stock options exercised               --        (50,000)        --            (28)        --            103           75
Purchase of
   treasury stock                     --        249,797         --           --           --           (494)        (494)
Sale of treasury stock                --       (120,000)        --           --           --            240          240
Summit owner distributions
   net of current income taxes        --           --           --           --         (1,305)        --         (1,305)
Shares and options used to
   acquire businesses                 --        (40,000)        --             49         --             65          114

Net income                            --           --           --           --          2,164         --          2,164
                                 ---------  -----------    ---------   ----------    ---------    ---------    ---------

Balance at Dec 31, 1999          9,388,643      162,788           94        4,139        3,224         (326)       7,131

Shares, options, and
    warrants used to acquire
         businesses                100,000         --              1          836         --           --            837
Net income                            --           --           --           --            588         --            588
                                 ---------  -----------    ---------   ----------    ---------    ---------    ---------

Balance at Dec 31, 2000          9,488,643      162,788    $      95   $    4,975    $   3,812    $    (326)   $   8,556
                                 =========  ===========    =========   ==========    =========    =========    =========



    The accompanying notes are an integral part of the financial statements.

                                   NESCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999
                            (In Thousands of Dollars)

                                                           2000        1999
                                                          --------    --------
Operating activities:
     Net income                                           $    588    $  2,164
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                       1,119         684
         Stock options issued as consideration                --           120
         Deferred taxes                                        216        (104)
         Change in:
             Accounts receivable                            (1,882)      1,361
             Costs and estimated earnings in excess
               of billings on uncompleted contracts         (4,309)       (717)
             Materials and supplies                           (224)       (308)
             Prepaid expenses                                 (220)       (117)
             Accounts payable                                2,509        (550)
             Accrued liabilities                              (332)        390
             Lease contracts receivable                     (6,085)     (2,157)
             Other                                             486        (704)
                                                          --------    --------

Net cash provided by (used in) operating activities         (8,134)         62
                                                          --------    --------
Investing activities:
     Acquisition of  businesses, net of cash acquired       (6,934)     (4,114)
     Purchases of property and equipment                    (1,151)     (1,678)
     Proceeds from sales of property and equipment            --           121
                                                          --------    --------
     Net cash used in investing activities                  (8,085)     (5,671)
                                                          --------    --------
Financing activities:
     Proceeds from issuance of common stock
         and exercised options                                 359         323
     Proceeds from notes payable and long-term
         obligations                                        20,113       8,338
     Summit ownership distributions                           --        (1,174)
     Principal payments on notes payable and
         long-term obligations                              (4,465)     (1,086)
     Purchase of common shares                                --          (494)
                                                          --------    --------
     Net cash provided by financing
         activities                                         16,007       5,907
                                                          --------    --------
Increase (decrease) in cash                                   (212)        298
Cash, beginning of year                                        629         331
                                                          --------    --------
Cash, end of year                                         $    417    $    629
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

         CONSOLIDATION   -  The  financial   statements  of   subsidiaries   are
         consolidated. Inter-company accounts and transactions are eliminated in consolidation.

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

         DEVELOPED SOFTWARE - Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of 5 years or the expected life of the product, whichever is less. Capitalized software costs totaled $813,000 and $104,000 at December 31, 2000 and 1999, respectively. No amortization expense has been recognized as of December 31, 2000, as the projects were not yet complete.

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

         ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising expense totaled $179,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively.

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

                  The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma combined results of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000 and 1999:

                                                  2000            1999
                                                  -----------------------
                                                        (unaudited)

         Net sales                                $47,506         $48,262
         Net income                               $ 2,069         $ 3,811
         Net income per share:
                  Basic                           $0.22           $0.41
                  Diluted                         $0.22           $0.41


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

                  The following information presents certain income statement data of the separate companies for 1999 (in thousands):

                                                                     1999
                           Net Sales
                           NESCO                                  $24,572
                           Summit                                   4,995
                                                                  -------
                           Total                                  $29,567

                           Net Income
                           NESCO                                  $   539
                           Summit                                   1,625
                                                                  -------
                           Total                                  $ 2,164

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


                  Lease contracts receivable result from customer leases of NESCO constructed fueling facilities that qualify as sale-type leases. Annual future lease payments to be received under sales-type leases are as follows (dollars in thousands):

                        2001                               $  1,065
                        2002                                  1,067
                        2003                                  1,067
                        2004                                  1,067
                        Thereafter                           12,534
                                                           --------
                                                             17,867
                        Less unearned interest at 11.5%       9,625
                                                           --------
                        Total                                 8,242
                        Less current principal portion        1,065
                                                           --------
                                                           $  7,177
                                                           ========

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

4.       UNCOMPLETED CONTRACTS

                  Costs,   estimated   earnings  and  billings  on   uncompleted
         contracts are summarized as follows (in thousands):

                                                                   2000
         Costs incurred on uncompleted
                  non-environmental contracts                     $  3,984
         Estimated earnings recognized                               2,060
                                                                  --------
                                                                     6,044
         Revenue recognized on environmental contracts               3,222
         Billings to date                                           (2,565)
                                                                  --------
                                                                  $  6,701

         Costs and estimated earnings in excess of
                  billings on uncompleted contracts               $  6,701
                                                                  ========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property and equipment, at cost:
                  Land                                             $   175
                  Buildings and improvements                           566
                  Vehicles                                           3,570
                  Testing, drilling and other equipment              1,884
                  Furniture, fixtures and other                      2,430
                                                                   -------
                                                                     8,625
                  Less accumulated depreciation                      2,986
                                                                   -------
                       Property and equipment, net                 $ 5,639
                                                                   =======

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

6.       NOTES PAYABLE

         Notes payable at December 31, 2000, consist of the following (in thousands):

         Revolving line of credit of $6,500,000 bearing interest at the
                  Bank One, Oklahoma, N.A. prime rate floating plus 125
                  basis  points  (10.75% at December  31,  2000),  with
                  interest  payable  monthly and principal due on April
                  30,  2002.  The  Company  has the  option  to fix the
                  interest rate for specified periods at the Eurodollar
                  rate  for  such  period  plus  a  margin   previously
                  established. The line is collateralized by real estate, accounts receivable, supplies, and equipment.
                                                                         $ 6,052

         Construction  line of credit of $8,000,000 bearing interest at the Bank One,  Oklahoma N.A. prime rate floating plus
                  175  basis  points  (11.25%  at  December   31,2000),
                  interest  payable monthly and principal due April 30,
                  2001.  The Company has the option to fix the interest
                  rate for specified periods at the Eurodollar rate for
                  such period plus a margin previously established. The
                  line  is  collateralized  by  real  estate,  accounts
                  receivable, supplies, and equipment.                     6,029

         Acquisition  line  of credit bearing interest at the Bank One,

                  Oklahoma,  N.A.  prime rate  floating  plus 125 basis
                  points  (10.75% at December 31, 2000),  with interest
                  payable in monthly  installments.  On April 30, 2001,
                  the acquisition line of credit will be converted to a
                  three  year term  loan  with a five  year  amortizing
                  schedule and require a monthly  principal  payment of
                  1/60th of
                  the acquisition loan principal balance plus accrued interest. The term loan matures April 30, 2003. The
                  Company has the option to fix the interest rate for specified periods at the Eurodollar rate for such period plus a margin previously established. The note
                  is  collateralized   by  real  estate,   receivables,
                  inventory, and equipment.                                4,000

         Term  loan  payable  to  bank  bearing  interest  at Bank One,
                  Oklahoma,  N.A.  prime rate  floating  plus 125 basis
                  points  (10.75% at  December  31,  2000),  payable in
                  monthly   installments   of  $221,667   plus  accrued
                  interest.  The loan matures May 31, 2003. The Company
                  has the option to fix the interest rate for specified
                  periods at the Eurodollar rate for such period plus a
                  margin   previously   established.    The   loan   is
                  collateralized by real estate,  accounts  receivable,
                  supplies, and equipment.                                 9,970

         Notes  payable  bearing  interest at rates from 8.0% to 10.5%, payable in monthly  installments  aggregating  $8,900
                  including   interest  with  various   maturity  dates
                  through August 2005. The notes are  collateralized by
                  vehicles and equipment.                                  1,974
                                                                          ------

         Total current portion                                            28,025
                                                                          ======

                  The Bank One, Oklahoma N.A. credit facilities contain certain restrictive covenants. The Company is restricted from paying dividends and is limited as to the incurrence of additional debt and as to capital expenditures and business acquisitions. Among other covenants, the Company must maintain minimum leverage and current ratios. Certain debt agreements contain restrictions on working capital (minimum of approximately $25 million at December 31, 2000) and other restrictive covenants. For the year ended December 31, 2000, the Company was not in compliance with three debt covenants related to the minimum current ratio, minimum debt service coverage ratio, and the maximum leverage ratio. The covenants are determined quarterly based on the trailing four quarters ending on each determination date. The Company has obtained a waiver from the lender as of December 31, 2000 waiving noncompliance through December 31, 2000. (See Note 15).

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

                  SFAS  No.  123,  "Accounting  for  Stock-Based  Compensation,"
         ("SFAS 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                                   2000           1999
                                                  ------         ------
         Net income:
              As reported                         $  588         $2,164
              Pro Forma                              443          2,117
         Basic EPS:
              As reported                         $ 0.06         $ 0.24
              Pro Forma                           $ 0.05         $ 0.23
         Diluted EPS:
              As reported                         $ 0.06         $ 0.23
         Pro Forma                                $ 0.05         $ 0.23



                  A summary of the status of the Company's employee stock options at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                                          2000                      1999
                                                                  ---------------------    ---------------------
                                                                             Wtd. Avg.                 Wtd. Avg.
                                                                   Shares   Exer. Price     Shares    Exer.Price
                                                                  -------   -----------    -------    ----------
         Outstanding at beginning of year                         257,000      $2.49       255,000       $2.75
         Granted                                                  235,000      $3.92        75,000       $2.00
         Forfeited                                                (42,000)     $3.00       (73,000)      $2.86
                                                                  -------      -----       -------       -----
         Outstanding at end of year                               450,000      $3.19       257,000       $2.49
                                                                  =======      =====       =======       =====
         Exercisable at end of year                               229,000      $3.03       123,600       $2.75
                                                                  =======      =====       =======       =====
         Weighted average fair value of options granted           $2.11                     $1.43
                                                                  =====                     =====

         Weighted average remaining contractual life              4.9 years                 6.3 years


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


                  A summary of the status of options and warrants issued to non-employees at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                                          2000                          1999
                                                                  ----------------------------------------------------
                                                                              Wtd. Avg.                     Wtd. Avg.
                                                                  Shares     Exer. Price       Shares      Exer. Price
                                                                  -------    -----------       -------     -----------
         Outstanding at beginning of year                         313,685       $2.18          163,685        $1.95
         Granted                                                  200,000       $4.00          200,000        $2.20
         Exercised                                                   --                        (50,000)       $1.50
                                                                  -------       -----          -------        -----
         Outstanding at end of year                               513,685       $2.89          313,685        $2.22
                                                                  =======       =====          =======        =====
         Exercisable at end of year                               513,685       $2.89          313,685        $2.18
                                                                  =======       =====          =======        =====
         Weighted average fair value of options granted           $2.38                        $0.59
                                                                  =====                        =====

                  Weighted average remaining contractual life     3.5 years                    2.4 years


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

9.       SHAREHOLDERS' EQUITY

                  In the first quarter of 1999, the Company repurchased a total of 234,000 shares of its common stock. The amount of the purchases totaled $481,000.

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

10.      INCOME TAXES

                  The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000, are as follows:

                  Financial basis in excess of tax basis of
                    fixed assets                                  $ (694)
                                                                  ------
                  Other                                           $  224
                                                                  ------

                  The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                 2000          1999
                                                 ----          ----

         Statutory tax rate                      34.0%         34.0%
         State income taxes, net                  3.7%          2.5%
         Other                                     .4%          1.5%
                                                 -----        ------
                                                 38.1%         38.0%
                                                 =====        ======

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

12.      NET INCOME PER SHARE

                  Basic and diluted EPS for the years ended December 31, 2000 and 1999, were computed as follows:

                                                           2000        1999
                                                          -------     -------
         Basic EPS Computation:
                  Net income                              $   588     $ 2,164
                  Weighted average number of common
                           shares outstanding               9,276       9,195
                                                          -------     -------
         Basic EPS                                        $  0.06     $  0.24
                                                          =======     =======


                                                           2000        1999
                                                          -------     -------
         Diluted EPS Computation:
                  Net income                              $   588     $ 2,164
                  Weighted average number of common
                           shares outstanding               9,276       9,195
                  Incremental number of shares for
                           assumed exercise of options        258          12
                                                          -------     -------
         Total shares                                       9,534       9,281
                                                          -------     -------
         Diluted EPS                                      $  0.06     $  0.23
                                                          =======     =======


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

                  The Company's business segments have been grouped as follows:

         2000                                           Thousands of Dollars
                               ------------------------------------------------------------------
                                            Inter-    Pre-tax                       Additions
                                            Segment   Income                   Depr. &  Long-term
         Segment                Sales       Sales     (Loss)      Assets       Amort.     Assets
         -------               ------------------------------------------------------------------
         Fueling Systems       $21,617    $   --     $  1,748     $25,007      $ 500     $ 6,662
         Environmental          13,378        --        2,891      13,582        424       2,449
         Miscellaneous           1,959         390        106       3,342         97         566
         Corporate overhead       --          --       (3,795)        664         98       6,153
                               ------------------------------------------------------------------
                               $36,954    $    390   $    950     $43,054     $1,119     $15,830
                               ==================================================================

         1999                                           Thousands of Dollars
                               ------------------------------------------------------------------
                                            Inter-    Pre-tax                       Additions
                                            Segment   Income                   Depr. &  Long-term
         Segment                Sales       Sales     (Loss)      Assets       Amort.     Assets
         -------               ------------------------------------------------------------------
         Fueling Systems       $16,067    $   --     $  1,308     $ 9,759      $ 344     $   906
         Environmental          12,562        --        4,616      10,017        271       3,478
         Miscellaneous             938         860         87       1,679         25         189
         Corporate overhead       --          --       (2,529)      1,340         44         232
                               ------------------------------------------------------------------
                               $29,567    $    860   $  3,482     $22,895      $ 684     $ 4,805
                               ==================================================================


14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 2000     1999
                                                                 ----     ----
         Cash paid for interest                                  $1,400   $  625
                                                                 ======   ======
         Cash paid for income taxes                              $   85   $1,000
                                                                 ======   ======
         Non-cash investing and financing activities:
                  Issuance of equity instruments in
                     connection with acquisitions                $  836   $   19
                  Issuance of stock option and warrants
                  for services                                   $    -   $  175
                                                                 ======   ======

15.      RESTATEMENT AND GOING CONCERN CONSIDERATIONS

         In July and August 2001, members of Company management determined that certain accounts receivable recorded in December 2000 might have resulted from accounting irregularities. In addition, it was determined that estimated earnings in excess of billings on uncompleted contracts may have been recorded, in a contravention of the Company's revenue recognition accounting policy, for certain performance incentive contracts for which the contractual performance criteria had not been met. The Audit Committee was informed of these matters in August. At the Audit Committee's direction, the investigation that was begun was continued. The investigation confirmed that 2000 revenue was overstated due to irregularities in the recording of accounts receivable invoices, the need for certain other accounts receivable adjustments, and the need to adjust previously recorded contract earnings. Based on this investigation, the Company and the Audit Committee concluded that the 2000 financial statements required adjustments of the amounts previously reported for accounts receivable of $2,729,238 and contract costs and estimated earnings in excess of billings in the amount of $923,244. Net of the related provision for income tax, net income reported in the accompanying financial statements has been reduced by $2,264,610 from the amount previously reported.

         For the year ended December 31, 2000, the Company was not in compliance with three debt covenants of its principal credit facility. These covenants related to minimum crrrent ratio, minimum debt coverage service ratio, and the maximum leverage ratio. The lending institution waived the noncompliance, prior to the adjustments described above, as of December 31, 2000, and again at March 31, 2001. The Company continues to be out of compliance with these covenants and in August 2001, the lending institution informed the Company that it was requiring the Company to transfer its banking relationships to another institution. Accordingly, all amounts owed under notes to the financial institution have been classified as current in the accompanying financial statements. The Company is in the process of negotiating with other institutions to moveits banking relationship.

         During 2000 and continuing in 2001, the Company's operating activities have not produced positive cash flow. During 2000, the Company relied on its primary credit facility to fund operations and investments. Lack of liquidity in 2001 has impeded the Company's ability to pay vendors and subcontractors when due, which affects operations in the ordinary course of business. As a result, in the near term, the Company's ability to continue as a going concern is dependent on the actions of the current lending institution and, in the longer term, it depends on the speed it can put in place, and the adequacy of the replacement credit facility. The accompanying financial statements do not contain any adjustments resulting from this contingency.

         At the August 16, 2001, Board of Directors meeting, the Company's Chairman and President resigned.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, Regisrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, August 17, 2001.


                                        NESCO, Inc.

                                        By:  /s/ Larry G. Johnson
                                           -------------------------------------
                                           Larry G. Johnson
                                           Vice President & Secretary-Treasurer