Form 10-Q/A
period 2001-03-31
NESCO INC/OK
filed 2001-08-20
CIK 922868

U.S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                Form 10-Q/A-No. 1

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended    March 31, 2001
                                                             --------------

   [ ]         TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   for the transition period...................to...............



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
Yes X  No   .
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:

                                               Number of shares
                Title of Class                   Outstanding
         ---------------------------             -----------
         Common Stock, $.01 Par Value             9,326,140


      Transitional Small Business Issuer Format (Check one): Yes    No X
                                                                ---   ---

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


                                   NESCO, INC.
                           CONSOLIDATED BALANCE SHEET
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND DECEMBER 31, 2000
                            (In Thousands)(Unaudited)
                                     ASSETS
                                                                    2001       2000
                                                                    ----       ----
Current assets:
     Cash                                                          $    218    $    417
     Accounts receivable:
         Trade, net of allowances: 2001--$251; 2000-- $310           11,990       9,898
     Current portion of lease contracts receivable                       48       1,065
     Assets held for sale                                             5,476        --
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                        5,611       6,701
     Materials and supplies                                           2,812       2,845
     Deferred taxes                                                     224         224
     Prepaid expenses                                                   206         378
                                                                   --------    --------
     Total current assets                                            26,585      21,528
                                                                   --------    --------
Property and equipment, at cost                                       9,140       8,625
     Less accumulated depreciation                                   (3,237)     (2,986)
                                                                   --------    --------
     Property and equipment, net                                      5,903       5,639
                                                                   --------    --------
Lease contract receivables less current portion                       2,571       7,177
Goodwill and other intangibles, net:  2001--$369; 2000--$255          9,910       9,872
                                                                   --------    --------
Total assets                                                       $ 44,969    $ 44,216
                                                                   ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                           $ 27,912    $ 28,025
     Accounts payable                                                 4,652       4,071
     Income tax payable                                                 980         942
     Accrued liabilities                                                797         766
                                                                   --------    --------
     Total current liabilities                                       34,341      33,804
                                                                   --------    --------
Long-term notes payable                                                --          --
Deferred Income                                                       1,132       1,162
Deferred income taxes                                                   764         694
                                                                   --------    --------
Total Liabilities                                                  $ 36,237    $ 35,660
                                                                   --------    --------
Shareholders' equity:
     Preferred stock: 1,000,000 shares authorized; none issued
     Common stock, par value $.01; authorized 20,000,000 shares;
         issued 9,488,643 shares, including treasury shares              95          95
     Additional paid-in capital                                       4,974       4,975
     Retained Earnings                                                3,989       3,812
     Common stock in Treasury, at cost, 162,788 shares                 (326)       (326)
                                                                   --------    --------
     Total shareholders' equity                                       8,732       8,556
                                                                   --------    --------

Total liabilities and shareholders' equity                         $ 44,969    $ 44,216


The accompanying notes are an integral part of the financial statements.

                                  NESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                2001        2000
                                               --------    --------

Revenues                                       $ 11,674    $  9,532

Costs and Expenses                                7,714       5,560
Selling, general and administrative expenses      3,329       1,751
                                               --------    --------

Income from operations                              631       2,221

Other income                                        163          39
Interest expense                                   (508)       (319)
                                               --------    --------

Income before provision for income taxes            286       1,941

Provision for income taxes                          109         735
                                               --------    --------

Net Income                                     $    177    $  1,206
                                               ========    ========

Basic Net Income per share                     $   0.02    $   0.13
                                               ========    ========
Diluted Net Income per share                   $   0.02    $   0.13
                                               ========    ========









The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)
                                                              2001       2000
                                                             -------    -------
Operating activities
     Net Income                                              $   177    $ 1,206
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                           367        202
         Change in:
              Accounts receivable                             (1,945)      (629)
              Costs and estimated earnings in excess of
                  billings on uncompleted contracts            1,090     (3,836)
              Materials and supplies                              33       (186)
              Prepaid and other                                  171       (132)
              Accounts payable                                   582        722
              Accrued liabilities                                 27       (105)
              Income tax payable                                 111        797
                                                             -------    -------
Net cash provided by operating activities                        613     (1,961)
                                                             -------    -------

Investing activities
    Purchases of property and equipment                         (515)      (579)
    Other                                                       (184)      --
                                                             -------    -------
Net cash used in investing activities                           (699)      (579)
                                                             -------    -------

Financing activities:
     Proceeds from notes payable and long-term obligations       920      2,415
     Principal payments on notes and long term obligations    (1,033)      (292)
                                                             -------    -------
     Net cash provided by (used in) financing activities        (113)     2,123
                                                             -------    -------

Decrease in cash                                                (199)      (417)

Cash, beginning of period                                        417        629
                                                             -------    -------

Cash, end of period                                          $   218    $   212
                                                             =======    =======


The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL-

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

2.  EARNINGS PER SHARE-

         Basic and diluted EPS for the three months ended March 31, 2001 and 2000, were computed as follows:

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         2001            2000
                                                     -----------     -----------
Basic EPS Computation:
         Net income                                  $       177     $     1,206
                                                     ===========     ===========

Weighted average shares outstanding                    9,325,855       9,225,855
                                                     ===========     ===========

Basic EPS                                            $       .02     $       .13
                                                     ===========     ===========

Diluted EPS Computation:
         Net income                                  $      177      $     1,206
                                                     ===========     ===========


Weighted average shares outstanding                    9,325,855       9,225,855

Incremental shares for assumed exercise
         of securities:
                  Warrants                                99,764         153,232
                  Options                                130,906         130,906
                                                     -----------     -----------

                                                       9,425,619       9,491,462
                                                     ===========     ===========
Diluted EPS                                          $       .02     $       .13
                                                     ===========     ===========

3.  SEGMENT INFORMATION-

The Company's business segments at March 31 have been grouped as follows:

                                                 Thousands of Dollars
                                   ---------------------------------------------
                                                Inter-
                                                Segment     Pre-tax
         Segment                      Sales     Sales       Income     Assets
         -------                   ---------------------------------------------

         2001
         Fueling Installations     $   5,625    $  --       $  736     $  25,380
         Environmental                 4,705       --          708        13,145
         Miscellaneous                 1,344         30        (29)        4,086
         Corporate Overhead             --         --         (784)        2,358
                                   ---------------------------------------------
                                   $  11,674    $    30     $   631    $  44,969
                                   =============================================

         2000
         Fueling Installations     $   5,324       --       $ 1,308    $  13,416
         Environmental                 3,615       --         1,269       10,383
         Miscellaneous                   593        160          45        2,286
         Corporate Overhead             --         --          (681)       1,552
                                   ---------------------------------------------
                                   $   9,532    $   160     $ 1,941    $  27,637
                                   =============================================

4.  NEW ACCOUNTING STANDARD-

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

5.  ASSETS HELD FOR SALE-

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

7.  NOTES PAYABLE -

         On June 27, 2001, the Company entered into a fourth amendment to credit agreement with Bank One, Oklahoma, N.A. The amendment provided that the interest rate applicable to the loan facility would be changed to equal the Prime Rate, plus three percent per annum; the working capital credit commitment will be subject to a borrowing base limitation equal to eighty-five percent of the eligible accounts receivable; and an extension of the construction loan facility maturity date to August 10, 2001.

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

         The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma combined results of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000:


                                                  2001          2000
                                                  ---------------------
                                                       (unaudited)
         Net sales                                $11,674       $14,284
         Net income                               $   177       $ 1,451
         Net income per share:
                  Basic                           $0.02           $0.16
                  Diluted                         $0.02           $0.15

9.  RESTATEMENT AND GOING CONCERN CONSIDERATIONS -

         On August 20, 2001, the Company's financial statements as of December 31, 2000 and for the year then ended were restated, as reported on Form 10-KSB/A filed on that date. The financial information included herein as of December 31, 2000 and March 31, 2001 have been similarly restated as follows:

                               March 31, 2001               December 31, 2000
                               --------------               -----------------
                           Reported    Previously        Reported    Previously
                           Herein      Reported          Herein      Reported
                           ------      --------          ------      --------
Revenues                   $11,674     $11,454           $36,954     $40,606

Net Income                 $   177     $    41           $   588     $ 2,847

Earnings per share         $.02        $.00              $.06        $.31

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

         Revenue for the three months increased 22% as a result of growth from existing offices, the addition of two offices, and the addition of four acquisitions. A summary of the Company's revenues by segment follows:




                                  Three Months Ended
                                       March 31        Difference    Percentage
                                  ------------------   Increase or   Increase or
                                  2001       2000     (Decrease)     (Decrease)
                                  ----------------------------------------------
                                     (Thousands of Dollars)
                                  ----------------------------
         Fueling Installations    $ 5,697    $ 5,295    $  402            8%
         Environmental              4,633      3,662       971           27%
         Miscellaneous              1,344        575       769          134%
                                  ----------------------------------------------
                                  $11,674    $ 9,532   $ 2,142           22%
                                  ==============================================

         The increase in fueling systems installations revenues was due to an increase in the projects performed, somewhat offset by a delay in starting some ground-up installations of convenience stores pending the completion of financing arrangements. Environmental revenue increased 27% due to the addition of contracts from Trust Environmental Services on August 31, 2000, the acquisition of Kentucky Environmental Network, LLC on September 28, 2000, and the establishment of an environmental office in Denver, Colorado in May 2000. In addition to the revenue from the acquisitions and one environmental office, significant additional environmental revenue was generated from the installation of equipment on two pay-for-performance projects in Oklahoma. Other revenue includes sales and service of fueling equipment, and the 134% increase in this segment is attributed to the acquisition of Atlanta Petroleum Equipment Company, Inc. on September 29, 2000.

         Cost and expenses increased 39%. Three cost items accounted for the majority of the increase as follows:


                                  Three Months Ended
                                       March 31        Difference    Percentage
                                  ------------------   Increase or   Increase or
                                  2001       2000     (Decrease)     (Decrease)
                                  ----------------------------------------------
                                     (Thousands of Dollars)
                                  ----------------------------
         Direct Labor             $1,789      $1,283   $   506            39%
         Lab Services                359         142       217           153%
         Subcontractors            2,512       1,280     1,232            96%
         All other                 3,054       2,855       199             7%
                                  ------      ------   -------         ------
                                  $7,714      $5,560   $ 2,154            39%
                                  ======      ======   =======         ======

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


         Selling, general and administrative expenses increased 90%. Several selling, general and administrative expense items had significant increases as follows:


                                       Three Months Ended
                                            March 31        Difference    Percentage
                                       ------------------   Increase or   Increase or
                                       2001       2000     (Decrease)     (Decrease)
                                       ----------------------------------------------
                                          (Thousands of Dollars)
                                       ---------------------------
         Salaries                      $1,520      $  856   $  664            78%
         Office supplies and postage      146          60       86           143%
         Office rent                      236          84      152           181%
         Phone                            173          90       83            92%
         General insurance                163          90       73            81%
         Indirect travel                  125          49       76           155%
         Depreciation                     183          39      144           369%
         All other                        783         483      300            62%
                                       ------      ------   ------         ------
                                       $3,329      $1,751   $1,578            90%
                                       ======      ======   ======         ======


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

Changes in Capital Resources and Liquidity

         On June 27, 2001, the Company entered into a fourth amendment to credit agreement with Bank One, Oklahoma, N.A. The amendment provided that the interest rate applicable to the loan facility would be changed to equal the Prime Rate, plus three percent per annum; the working capital credit commitment will be subject to a borrowing base limitation equal to eighty-five percent of the eligible accounts receivable; and an extension of the construction loan facility maturity date to August 10, 2001.

         On August 6, 2001, Bank One requested the Company move its credit facility to another lender by the end of the year. The bank cited the Company's lower than expected profitability and that the Company's type of business no longer was the type of business the bank wanted to keep in its loan portfolio. The Company is actively pursuing several other financing arrangements.

         The Company is currently experiencing significant liquidity problems and is considering various strategies to be able to fund certain of its outstanding financial obligations which are past due and to meet other working capital requirements. These may involve sales of assets or operations, corporate restructurings, personnel reductions, or other measures designed to decrease costs and expenses and to generate needed funds.

Forward Looking Statements

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as o expects, o
o anticipates, o o intends, o o believes, o o estimates o and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, changes in governmental regulations, the Company"s ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, its ability to obtain needed working capital, the potential effect of pending and possible legal proceedings, general economic conditions and conditions affecting the industries which utilize the Company"s services and products, the availability of experienced personnel, raw materials and equipment and the Company"s ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward looking statements.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NESCO, Inc.

Date: August 17, 2001                      BY  /s/ Larry G. Johnson
                                             -----------------------------------
                                              Larry G. Johnson, Vice President &
                                              Secretary-Treasurer