Form 10-Q
period 2001-06-30
NESCO INC/OK
filed 2001-08-20
CIK 922868

U.S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended    June 30, 2001
                                                             -------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     the transition period..................to..................


                Commission file number.................000-24470


                                   NESCO, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Oklahoma                             73-1296420
        -------------------------------           -----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

                  12331 East 60th Street, Tulsa, Oklahoma 74l46
                  ---------------------------------------------
                    (Address of principal executive offices)



                                 (918)-250-2227
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X  No   .
                                                     ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2001:

                                                      Number of shares
               Title of Class                            Outstanding
--------------------------------------------             -----------
       Common Stock, $.01 Par Value                                10,081,145


          Transitional Small Business Issuer Format (Check one): Yes    No X
                                                                    ---   ---

                                   NESCO, INC.
                                TABLE OF CONTENTS

                                                                            Page

                         Part I - Financial Information

Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2001, and December 31, 2000               3

                  Consolidated Statements of Income
                           Three Months Ended June 30, 2001 and 2000          4

                  Consolidated Statements of Income
                           Six Months Ended June 30, 2001 and 2000            5

                  Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2001 and 2000            6

                  Notes to Consolidated Financial Statements                  7

         Item 2.   Management's Discussion and Analysis of the
                           Financial Condition and Results of Operations     12

                                     Part II

Other Information:

         Item 1.  Legal Proceedings                                          18

         Item 2. Changes in Securities and Use of Proceeds                   18

         Item 4. Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           19

         Signatures                                                          19


                                   NESCO, INC.
                           CONSOLIDATED BALANCE SHEETS
          FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND DECEMBER 31, 2000
                            (In Thousands)(Unaudited)
                                     ASSETS
                                                                    2001        2000
                                                                    ----        ----
Current assets:
     Cash                                                          $    226    $    417
     Accounts receivable:
         Trade, net of allowances: 2001--$1,186; 2000-- $310          8,240       9,898
     Current portion of lease contracts receivable                      965       1,065
     Assets held for sale                                             7,168        --
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                        3,717       6,701
     Materials and supplies                                           3,031       2,845
     Deferred taxes                                                     224         224
     Income tax receivable                                              994        --
     Prepaid expenses                                                   557         378
                                                                   --------    --------
     Total current assets                                            25,122      21,528
                                                                   --------    --------
Property and equipment, at cost                                       9,152       8,625
     Less accumulated depreciation                                   (3,489)     (2,986)
                                                                   --------    --------
     Property and equipment, net                                      5,663       5,639
                                                                   --------    --------
Lease contract and note receivables less current portion              5,030       7,177
Goodwill and other intangibles, net:  2001--$362; 2000--$255          7,071       9,872
                                                                   --------    --------
Total assets                                                       $ 42,886    $ 44,216
                                                                   ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                           $ 26,921    $ 28,025
     Accounts payable                                                 5,632       4,071
     Income tax payable                                                --           942
     Accrued liabilities                                              1,023         766
                                                                   --------    --------
     Total current liabilities                                       33,576      33,804
                                                                   --------    --------
Long-term notes payable                                                --          --
Deferred Income                                                       1,103       1,162
Deferred income taxes                                                   694         694
                                                                   --------    --------
Total Liabilities                                                  $ 35,373    $ 35,660
                                                                   --------    --------
Shareholders' equity:
     Preferred stock: 10,000,000 shares authorized;
         none issued
     Common stock, par value $.01; authorized 50,000,000 shares;
         issued 10,218,643 shares, including treasury shares            102          95
     Additional paid-in capital                                       6,428       4,975
     Retained Earnings                                                1,309       3,812
    Common stock in Treasury, at cost, 162,788 shares                  (326)       (326)
                                                                   --------    --------
     Total shareholders' equity                                       7,513       8,556
                                                                   --------    --------

Total liabilities and shareholders' equity                         $ 42,886    $ 44,216


The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                             2001       2000
                                                            -------    -------

Revenues                                                    $ 7,715    $ 9,441
  Costs and Expenses                                          7,298      5,694
  Selling, general and administrative expenses                4,491      1,907
                                                            -------    -------

Income (loss) from operations                                (4,074)     1,840

  Other income                                                  205         46
  Interest expense                                             (448)      (386)
                                                            -------    -------

Income (loss) before provision (benefit) for income taxes    (4,317)     1,500

  Income tax provision (benefit)                             (1,640)       589
                                                            -------    -------

Net (loss) Income                                           $(2,677)   $   911
                                                            =======    =======

Basic Net Income (loss) per share                           $ (0.27)   $  0.10
                                                            =======    =======
Diluted Net Income (loss) per share                         $ (0.27)   $  0.10
                                                            =======    =======










The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                            2001        2000
                                                           --------    --------

Revenues                                                   $ 19,295    $ 18,972

  Cost and expenses                                          15,012      11,254
  Selling, general and administrative expenses                7,820       3,658
                                                           --------    --------

Income (loss) from operations                                (3,343)      4,060

  Other Income                                                  368          85
  Interest Expense                                             (956)       (705)
                                                           --------    --------

Income (loss) before provision (benefit) for income taxes    (4,031)      3,440

  Income tax provision (benefit)                             (1,531)      1,322
                                                           --------    --------

Net (loss) Income                                          ($ 2,500)   $  2,118
                                                           --------    --------

Basic Net Income (loss) per share                          ($  0.26)   $   0.23
                                                           ========    ========
Diluted Net Income (loss) per share                        ($  0.26)   $   0.22
                                                           ========    ========





The accompanying notes are an integral part of the financial statements.


                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)
                                                               2001        2000
                                                              --------    --------
Operating activities
     Net Income (loss)                                        $ (2,500)   $  2,118
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                           1,025        (187)
         Change in:
              Accounts receivable                                1,658      (7,241)
              Costs and estimated earnings in excess of
                  Billings on uncompleted contracts              2,984        (996)
              Assets held for sale                              (2,701)       --
              Materials and supplies                              (186)       (100)
              Prepaid expenses                                    (179)        (15)
              Accounts payable                                   1,561       2,131
              Accrued liabilities                               (1,682)       (235)
                                                              --------    --------
Net cash provided by (used in) operating activities                (20)     (4,525)
                                                              --------    --------

Investing activities
     Business Acquisitions                                        --        (2,887)
     Purchases of property, plant and equipment                   (527)     (1,070)
                                                              --------    --------
Net cash provided by (used in) investing activities               (527)     (3,957)
                                                              --------    --------

Financing activities:
     Proceeds from notes payable and long-term obligations         700      12,156
     Principal payments on notes and long term obligations      (1,804)     (3,926)
     Proceeds from issuance of common stock                      1,460        --
                                                              --------    --------
 Net cash provided by financing activities                         356       8,230
                                                              --------    --------

Decrease in cash                                                  (191)       (252)

Cash, beginning of period                                          417         629
                                                              --------    --------

Cash, end of period                                           $    226    $    377
                                                              ========    ========


The accompanying notes are an integral part of the financial statements.



                                   NESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL -

         In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.  EARNINGS PER SHARE -

         Basic and diluted EPS for the six months ended June 30, 2001 and 2000, were computed as follows:

                                                      Six Months Ended June 30
                                                        2001             2000
                                                  -------------    -------------
Basic EPS Computation:
         Net income                                     ($2,500)          $2,118
                                                  =============    =============

Weighted average shares outstanding                   9,555,688        9,225,855
                                                  =============    =============

Basic EPS                                                ($ .26)            $.23
                                                  =============    =============

Diluted EPS Computation:
         Net income                                     ($2,500)          $2,118
                                                  =============    =============

Weighted average shares outstanding                   9,555,688        9,225,855

Incremental shares for assumed exercise
         of securities:
                  Warrants                               85,595          164,780
                  Options                                15,531           92,341
                                                  -------------    -------------

                                                      9,656,815        9,482,956
                                                  =============    =============
Diluted EPS                                               ($.26)            $.22
                                                  =============    =============


3.  SEGMENT INFORMATION -

The Company's business segments have been grouped as follows:

                                                Thousands of Dollars
                                   ---------------------------------------------
                                                Inter-
                                                Segment     Pre-tax
         Segment                    Sales       Sales       Income      Assets
         -------                   ---------------------------------------------

         2001
         Fueling Installations     $  9,178    $   --      ($2,635)    $ 21,587
         Environmental                8,381                    972       16,926
         Miscellaneous                1,830         691        482          576
         Corporate Overhead            --          --       (2,756)       3,167
                                   ---------------------------------------------
                                   $ 19,389    $    691    ($4,031)    $ 42,886
                                   =============================================

         2000
         Fueling Installations     $ 10,571        --       $2,146     $ 18,431
         Environmental                7,353        --        2,708       11,356
         Miscellaneous                1,048         160        168        3,094
         Corporate Overhead            --          --       (1,582)       2,254
                                   ---------------------------------------------
                                   $ 18,972    $    160     $3,440     $ 35,138
                                   =============================================

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

    The Company continued to make periodic debt repayments during this period

8.  ACQUISITIONS IN 2000 -

         On June 12, 2000, NESCO acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. The purchase price was $3,000,000. The definitive agreement provided for the payment to David E. Hopkins of 250,000 shares over a period of five years (to a maximum of 50,000 shares per year) subject to the attainment of certain performance objectives in the operation and management of Hopkins Appraisal Services, Inc. In anticipation of a possible award, 250,000 shares have been reserved. On April 20, 2001, 25,005 shares were awarded upon the attainment of performance objectives. Hopkins is a leader in the provision of appraisals on convenience stores and gasoline service stations. The client list includes a majority of major banks and major oil companies in the United States. This company is being sold to its original owners.

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

         The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The table below reflects the unaudited pro forma combined results of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000:

                                                  2001           2000
                                                  ----------------------
                                                       (unaudited)
         Net sales                                $19,295        $24,248
         Net income                              ($ 2,677)       $ 1,603
         Net income per share:
                  Basic                           ($0.26)         $0.17
                  Diluted                         ($0.26)         $0.17

9.  RESTATEMENT AND GOING CONCERN CONSIDERATIONS -

         On August 20, 2001, the Company's financial statements as of December 31, 2000 and for the year then ended were restated, as reported on Form 10-KSB/A filed on that date. The financial information included herein as of December 31, 2000 and March 31, 2001 have been similarly restated as follows:

                               March 31, 2001             December 31, 2000
                               --------------             -----------------
                           Reported    Previously       Reported   Previously
                           Herein      Reported         Herein     Reported
Revenues                   $11,674     $11,454          $36,954    $40,606

Net Income                 $   177     $    41          $   588    $ 2,847

Earnings per share         $.02        $.00             $.06       $.31

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

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and June 30, 2000.

         Unless otherwise indicated, discussion of results for the three-month period ending June 31, 2001 is based on a comparison with the corresponding period in 2000.

         Revenue for the three months decreased 18% or $1,726,000. A summary of the Company's revenues by segment follows:

                                   Three Months Ended   Difference   Percentage
                                        June 30         Increase or  Increase or
                                   2001       2000      (Decrease)   (Decrease)
                                   ---------------------------------------------
                                       (Thousands of Dollars)
                                   --------------------------------
         Fueling Installations     $ 3,124    $ 5,266   ($2,142)        (41%)
         Environmental               3,847      4,183      (336)         (8%)
         Miscellaneous                 744         (8)      752           NA
                                   ---------------------------------------------
                                   $ 7,715    $ 9,441   ($1,726)        (18%)
                                   =============================================

         The decline in fueling installations was a result of fewer starts of site development projects due to delays by owners in starting some fueling system installations and the Company's capital shortage. The decline in environmental revenue resulted from the start of fewer pay-for-performance remediation projects. The start of new environmental projects in South Carolina was delayed by the Company's limited capital for project startups. The increase in miscellaneous revenues reflect the revenue from Hopkins Appraisal Services, Inc. acquired in mid June, 2000, and sold in June 2001.


         Cost and expenses increased 28%. The following cost items accounted for the majority of the increase as follows:

                                         Three Months Ended   Difference   Percentage
                                              June 30         Increase or  Increase or
                                         2001       2000      (Decrease)   (Decrease)
                                         ---------------------------------------------
                                             (Thousands of Dollars)
                                         --------------------------------
         Direct Labor                    $ 1,987    $ 1,492    $   495         33%
         Lab Services                        321        354        (33)        (9%)
         Equipment Rental                    152        109         43         39%
         Vehicle Expense except Depr.        288        128        160        125%
         Subcontractors                    1,891      1,384        507         37%
         All other                         2,659      2,227        432         19%
                                         -------    -------    -------     -------
                                         $ 7,298    $ 5,694    $ 1,604         28%


         The Company had increased direct labor payroll through the acquisitions made in 2000 and the  establishment  of new offices.  The Company  acquired four companies  in  2000  (Hopkins  Appraisal  Services,  Inc.,  Trust  Environmental
Services,  Inc., Kentucky Environmental Network, and Atlanta Petroleum Equipment
Company,  Inc.).  One of the companies was purchased in mid June of 2000 and the remainder in the last half of 2000.  Offices were  established  in  Noblesville,
Indiana, Lafayette, Louisiana, and Benicia, California, subsequent to the second quarter  of 2000  and  contributed  to the  increased  personnel  and  occupancy expenses. The Denver, Colorado, office was established midway through the second
quarter  in  2000.  In   anticipation  of  an  increase  in  volume  of  fueling
installations and environmental  work, the Company  maintained  project managers and certain field personnel.  These personnel were not fully utilized due to the decline in fueling  installations and startup of new  environmental  remediation projects.  Vehicle expense except depreciation  increased due to the increase in vehicles acquired through the acquisitions and the establishment of new offices.
Subcontractor  expense  increased due to the  acquisition of Hopkins  Appraisal.
Hopkins  Appraisal  used a  significant  number of  contract  appraisers  in its operation.

         Selling, general and administrative expenses increased 99%. Several selling, general and administrative expense items had significant increases as follows:

                                         Three Months Ended   Difference   Percentage
                                              June 30         Increase or  Increase or
                                         2001       2000      (Decrease)   (Decrease)
                                         ---------------------------------------------
                                             (Thousands of Dollars)
                                         -------------------------------
         Salaries                        $ 1,566    $   941    $   625         66%
         Office supplies and postage         107         93         14         15%
         Office rent                         255         84        171        204%
         Phone                               156        100         56         56%
         General insurance                   229        117        112         96%
         Professional fees                   346         91        255        280%
         Bad debt expense                    945        (34)       979      2,879%
         Indirect travel                      83         60         23         38%
         Employee insurance                  143         57         86        151%
         Goodwill amortization               115          3        112      3,733%
         All other                           546        395        151         38%
                                         -------    -------    -------     -------
                                         $ 4,491    $ 1,907    $ 2,584         99%



         Selling, general and administrative expense increased 99% due to a significant increase in the number of offices and personnel, increase in bad debt expense, and professional fees. The Company acquired four companies in 2000
(Hopkins Appraisal Services,  Inc., Trust Environmental Services, Inc., Kentucky
Environmental Network, and Atlanta Petroleum Equipment Company, Inc.). One of the companies was purchased in mid June of 2000 and the remainder in the last half of 2000. Offices were established in Noblesville, Indiana, Lafayette, Louisiana, and Benicia, California, subsequent to the second quarter of 2000 and contributed to the increased personnel and occupancy expenses. The Denver, Colorado, office was established midway through the second quarter in 2000.
Professional fees increased primarily due to the accrual of costs of litigation awarded to opposing counsel related to the Company's unsuccessful appeal of a lawsuit following an adverse verdict in a lawsuit initiated by the Company in a lower court. Another significant portion of the professional fees expense resulted from costs associated with investment banking efforts to raise additional capital. Bad debt expense increased due to an increase in reserve for bad debt for receivables deemed to be non-collectable. Goodwill amortization expense increased due to the amortization of goodwill associated with the acquisition of the four companies in 2000.

         Interest expense increased $62,000 in the second quarter of 2001 compared to the same quarter in 2000 ($448,000 compared to $386,000) due to increases in the line of credit for operations, term loans for the acquisition of companies and equipment, and the addition of a line of credit for the construction of convenience stores. A portion of the increase resulted from an increase in interest rates paid by the Company.

Comparison of Results of  Operations  for the Six Months Ended June 30, 2001 and
June 30, 2000.

         Unless otherwise indicated, discussion of results for the six-month period ending June 30, 2001 is based on a comparison with the corresponding period in 2000.

         Revenue for the six months increased 2% as a result of growth from existing offices, the addition of two offices, and the addition of four acquisitions. A summary of the Company's revenues by segment follows:

                                     Six Months Ended      Difference    Percentage
                                         June 30           Increase or   Increase or
                                     2001        2000      (Decrease)    (Decrease)
                                    ------------------------------------------------
                                          (Thousands of Dollars)
                                    ---------------------------------
         Fueling Installations      $  9,180    $ 11,223   ($  2,043)      (18%)
         Environmental                 8,381       7,749         632         8%
         Miscellaneous                 1,828        --         1,828        NA
                                    ------------------------------------------------
                                    $ 19,389    $ 18,972    $    417         2%
                                    ================================================


         Revenue decline in fueling installations was a result of fewer starts of site development projects due to delays by owners in starting some fueling system installations and the Company's capital shortage. The increase in environmental revenue resulted from the acquisition of Trust Environmental in August, 2000 and Kentucky Environmental Network in September, 2000. The increase was limited due to the timing of revenue recognition on pay for performance remediation projects. Additionally, the start of new environmental projects in South Carolina were delayed by the Company's limited capital for project startups. The increase in miscellaneous revenues reflect the revenue from Hopkins Appraisal Services, Inc. acquired in mid June, 2000, and sold in June 2002.


         Cost and expenses increased 33%. The following cost items accounted for the majority of the increase as follows:

                                             Six Months Ended     Difference    Percentage
                                                 June 30          Increase or   Increase or
                                             2001        2000     (Decrease)    (Decrease)
                                            ------------------------------------------------
                                                  (Thousands of Dollars)
                                            ---------------------------------
         Direct Labor                       $ 3,935    $ 2,941    $   994            34%
         Lab Services                           549        369        860           233%
         Equipment Rental                       265        257          8             3%
         Vehicle Expense except Depr.           540        267        273           102%
         Subcontractors                       4,405      2,664      1,741            65%
         All other                            5,318      4,756       (118)           (2%)
                                            --------   -------    -------         --------
                                            $15,012    $11,254    $ 3,758            33%



         The Company had increased direct labor payroll through the acquisitions made in 2000 and the  establishment  of new offices.  The Company  acquired four companies  in  2000  (Hopkins  Appraisal  Services,  Inc.,  Trust  Environmental
Services,  Inc., Kentucky Environmental Network, and Atlanta Petroleum Equipment
Company,  Inc.).  One of the companies was purchased in mid June of 2000 and the remainder in the last half of 2000.  Offices were  established  in  Noblesville,
Indiana, Lafayette, Louisiana, and Benicia, California, subsequent to the second quarter  of 2000  and  contributed  to the  increased  personnel  and  occupancy expenses. The Denver, Colorado, office was established midway through the second
quarter  in  2000.  In   anticipation  of  an  increase  in  volume  of  fueling
installations and environmental  work, the Company  maintained  project managers and certain field personnel.  These personnel were not fully utilized due to the decline in fueling  installations and startup of new  environmental  remediation projects.  Vehicle expense except depreciation  increased due to the increase in vehicles acquired through the acquisitions and the establishment of new offices.
Subcontractor  expense  increased due to the  acquisition of Hopkins  Appraisal.
Hopkins  Appraisal  used a  significant  number of  contract  appraisers  in its operation.



         Selling, general and administrative expenses increased 95%. Several selling, general and administrative expense items had significant increases as follows:






                                             Six Months Ended     Difference    Percentage
                                                 June 30          Increase or   Increase or
                                             2001        2000     (Decrease)    (Decrease)
                                            ------------------------------------------------
                                                  (Thousands of Dollars)
                                            ---------------------------------
         Salaries                           $ 3,143    $ 1,732    $ 1,411            81%
         Office supplies and postage            252          4        248         6,200%
         Office rent                            472        168        304           181%
         Phone                                  329        190        139            73%
         General insurance                      393        207        186            90%
         Professional fees                      431        122        309           253%
         Bad debt expense                       945         (1)       946            NA
         Indirect travel                        208        108        100            93%
         Employee insurance                     280        152        128            84%
         Goodwill amortization                  115         10        105         1,050%
         All other                            1,252        966        286            30%
                                            -------    -------    -------        -------
                                            $ 7,820    $ 3,658    $ 4,162            95%


         Selling, general and administrative expense increased 95% due to a significant increase in the number of offices and personnel, increase in bad debt expense, and professional fees. The Company acquired four companies in 2000 (Hopkins Appraisal Services, Inc., Trust Environmental Services, Inc., Kentucky Environmental Network, and Atlanta Petroleum Equipment Company, Inc.). One of the companies was purchased in mid June of 2000 and the remainder in the last half of 2000. Offices were established in Noblesville, Indiana, Lafayette, Louisiana, and Benicia, California, subsequent to the second quarter of 2000 and contributed to the increased personnel and occupancy expenses. The Denver, Colorado, office was established midway through the second quarter in 2000. Professional fees increased primarily due to the accrual of costs of litigation awarded to opposing counsel and the Company's unsuccessful appeal of a lawsuit. Another significant portion of the professional fees expense resulted from costs associated with investment banking efforts to raise additional capital. Bad debt expense increased due to an increase in reserve for bad debt for receivables deemed to be non-collectable. Goodwill amortization expense increased due to the amortization of goodwill associated with the acquisition of the four companies in 2000.

         Interest expense increased $251,000 in the six months ended June 30, 2001 compared to the same period in 2000 ($956,000 compared to $705,000) due to increases in the line of credit for operations, term loans for the acquisition of companies and equipment, and the addition of a line of credit for the construction of convenience stores. A portion of the increase resulted from an increase in interest rates paid by the Company.

Changes in Capital Resources and Liquidity

         The Company issued 730,000 shares of common stock at $2.00 per share in accordance with a Private Placement Memorandum dated May 14, 2001. Additionally, for every two shares of common stock purchased, purchasers received one warrant to purchase one share of common stock at a price of $2.00 per share. The warrants expire August 31, 2001.

         The Company borrowed $300,000 from E. R. Foraker, a director of NESCO, under two transactions dated April 30 and May 22, 2001. The interest rate is 10% per annum with a maturity date of July 22, 2001. The loan was converted to a demand note on August 1, 2001 at an interest rate of 10% per annum. The funds were used to pay past due accounts payable.

         The Company borrowed $400,000 from Eddy Patterson, Chairman and CEO of NESCO, on June 4, 2001. The interest rate is 10% per annum with a maturity date is August 3, 2001. An additional $150,000 was advanced on August 1, 2001, and the $550,000 note was converted to a demand note at an interest rate of 10% per annum. The funds were used to pay past due accounts payable.

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

                                     PART II

                                OTHER INFORMATION
Item 1.  Legal Proceedings

         Two legal proceedings were reported in the Form 10-Q for the first quarter of 2001.

Item 2.  Changes in Securities

         The Company issued 730,000 shares of common stock at $2.00 per share in accordance with a Private Placement Memorandum dated May 14, 2001. Additionally, for every two shares of common stock purchased, purchasers received one warrant to purchase one share of common stock at a price of $2.00 per share. The warrants expire August 31, 2001. The Offering was made only to persons who were "accredited investors" as that term is defined in Rule 501(a) of Regulation D of the Securities Act. The securities sold were not registered under the Securities Act. The were offered in reliance upon the exemption under Section 4(2) of the Securities Act and provisions of Regulation D promulgated thereunder. Proceeds of $1,460,000 were used for general working capital purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the company was held at 12331 East 60th Street, Tulsa, Oklahoma, on May 17, 2001. At the meeting the following directors were elected for one-year terms:

                                    For              Withheld
                                    ---              --------
         Eddy L. Patterson          6,277,630        1,894
         E. R. Foraker              6,277,630        1,894
         Dallin Bagley              6,277,630        1,894
         Robert Sumner              6,277,630        1,894
         James Howell               6,277,630        1,894

         The shareholders ratified KPMG, LLP as auditors to perform the audit for the fiscal year ending December 31, 2001:

         For:  6,276,882            Against:  -0-             Abstain:  2,552

         The shareholders approved an increase in the number of authorized shares of NESCO's common stock from 20,000,000 shares to 50,000,000 shares and the number of authorized shares of NESCO's preferred stock from 1,000,000 to 10,000,000 shares:

         For:  6,269,059            Against:  1,496           Abstain:  8,969

Item 5.  Other Information -

         (a) On May 8, 2001, Company management received notice that David Hopkins and seven other employees of Hopkins Appraisal Services, Inc., a wholly owned subsidary of the Company, resigned effective at the close of business on May 7, 2001. Mr. Hopkins opened a competing appraisal firm and has employed the former Hopkins Appraisal employees. NESCO management filed suit to restrain Mr. Hopkins from competing against Hopkins Appraisal Services, Inc. and to seek damages. Settlement discussions were held between the parties, and NESCO has agreed to sell Hopkins Appraisal Service, Inc. to David Hopkins. The settlement and sales agreements are being written.

         (b) The Company previously announced the termination of Tullius Taylor Sartain & Sartain as its independent accountant and the engagement of KPMG LLP. However, that firm never began providing services to the Company. The firm of Tullius Taylor Sartain & Sartain has continued to render services to the Company, including providing reviews of its quarterly financial statements.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              10.23 Copy of Fourth Amendment to Credit Agreement dated June 27, 2001 and Promissory Note between the Company and Bank One, Oklahoma, N.A.

       (b)    Reports on Form 8-K:
                           None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NESCO, Inc.

Date: August 17, 2001                  BY:  /s/ Larry Johnson
                                          --------------------------------------
                                          Larry G. Johnson, Vice President &
                                          Secretary-Treasurer

                                       BY:  /s/ Thomas Franz
                                          --------------------------------------
                                          Thomas Franz, Chief Financial Officer

                                    EXHIBITS

         10.23 Copy of Fourth Amendment to Credit Agreement dated June 27, 2001 and Promissory Note between the Company and Bank One, Oklahoma, N.A.