Form 10-Q
period 2001-09-30
NESCO INC/OK
filed 2001-11-14
CIK 922868

U.S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended       September 30, 2001
                                                     ------------------

[ ]      TRANSITION   REPORT   UNDER   SECTION  13 OR  15(D)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                for the transition period................to................



                Commission file number.................000-24470


                                   NESCO, Inc.
        ----------------------------------------------------------------
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



                                 (918)-250-2227
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2001:

                                                               Number of shares
                  Title of Class                                 Outstanding
-----------------------------------------------------            -----------
         Common Stock, $.01 Par Value                             10,055,855


      Transitional Small Business Issuer Format (Check one): Yes    No X
                                                                ---   ---

                                   NESCO, INC.
                                TABLE OF CONTENTS

                                                                            Page

                         Part I - Financial Information

Financial Information:

  Item 1.  Financial Statements

            Consolidated Balance Sheets
                     September 30, 2001, and December 31, 2000                 2

            Consolidated Statements of Operations
                     Three Months Ended September 30, 2001 and 2000            3

            Consolidated Statements of Operations
                     Nine Months Ended September 30, 2001 and 2000             4

            Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 2001 and 2000             5

                     Notes to Consolidated Financial Statements                6

  Item 2.   Management's Discussion and Analysis of the
                     Financial Condition and Results of Operations            13

                                     Part II

Other Information:

  Item 1.  Legal Proceedings                                                  19

  Item 3. Defaults Upon Senior Securites                                      20

  Item 5.  Other information                                                  20

  Item 6.  Exhibits and Reports on Form 8-K                                   20

  Signatures                                                                  21


                                   NESCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                            (In Thousands)(Unaudited)
                                     ASSETS
                                                                      2001        2000
                                                                    --------    --------
Current assets:
      Cash                                                          $     55    $    417
      Accounts Receivable:
           Trade, net of allowances: 2001--$1,360; 2000--$310          7,700       9,898
      Current portion of lease contracts receivable                     --         1,065
      Assets held for sale                                             7,203        --
      Costs and estimated earnings in excess of billings on
           uncompleted contracts                                       2,115       6,701
      Materials and supplies                                           2,004       2,845
      Deferred taxes                                                    --           224
      Income tax receivable                                              836        --
      Prepaid expenses                                                   468         378
                                                                    --------    --------
      Total current assets                                            20,381      21,528
                                                                    --------    --------
Property and equipment, at cost                                        2,676       8,625
      Less accumulated depreciation                                   (1,193)     (2,986)
                                                                    --------    --------
      Property and equipment, net                                      1,483       5,639
                                                                    --------    --------
Lease contract and note receivables less current portion               2,742       7,177
Goodwill and other intangibles, net: 2001--$417; 2000--$255            6,970       9,872
                                                                    --------    --------
Total assets                                                        $ 31,576    $ 44,216
                                                                    ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of notes payable                           $ 27,491    $ 28,025
      Accounts payable                                                 5,947       4,071
      Income tax payable                                                --           942
      Accrued liabilities                                              1,068         766
                                                                    --------    --------
      Total current liabilities                                       34,506      33,804
                                                                    --------    --------
Deferred Income                                                        1,073       1,162
Deferred income taxes                                                   --           694
                                                                    --------    --------
Total Liabilities                                                     35,579      35,660
                                                                    --------    --------
Shareholders' equity:
      Preferred stock: 10,000,000 shares authorized;
           none issued                                                  --          --
      Common stock, par value $.01; authorized 50,000,000 shares;
           Issued 10,218,643 shares, including treasury shares           102          95
      Additional paid-in capital                                       6,426       4,975
      Retained earnings (accumulated deficit)                        (10,205)      3,812
      Common stock in Treasury, at cost, 162,788 shares                 (326)       (326)
                                                                    --------    --------
      Total shareholders' equity                                      (4,003)      8,556
                                                                    --------    --------
Total liabilities and shareholders' equity                          $ 31,576    $ 44,216
                                                                    ========    ========

    The accompanying notes are an integral part of the financial statements.


                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (In thousands except per share amounts)(Unaudited)

                                                                                  2001        2000
                                                                                --------    --------

Revenues                                                                        $  3,698    $  3,795

      Costs and Expenses                                                           2,998       2,038
      Selling, general and administrative expenses                                 1,738       1,194
                                                                                --------    --------

      Income (loss) from operations                                               (1,038)        563

      Interest expense                                                               579         614
                                                                                --------    --------

      Loss before benefit for income taxes                                        (1,617)        (51)

           Income tax benefit                                                       (183)        (19)
                                                                                --------    --------

      Net loss income from continuing operations before
           Cumulative effect of change in accounting principle                    (1,434)        (32)

           Net earnings (loss) from discontinued operations, net
             Of tax (including estimated loss on disposal of
             $3,541)                                                              (9,324)        694

           Cumulative effect of change in accounting
              Principle                                                             (666)       --
                                                                                --------    --------

      Net (loss) income                                                         $(11,424)   $    662
                                                                                ========    ========

      Basic and diluted net income (loss) per share from Continuing operations
           before cumulative effect of change in accounting principle           $  (0.14)   $   --
      Net earnings (loss) from discontinued operations                             (0.93)       0.07
      Cumulative effect of change in accounting principle                          (0.07)       --
                                                                                --------    --------
      Basic and diluted net income (loss) per share                             $  (1.14)   $   0.07
                                                                                ========    ========

    The accompanying notes are an integral part of the financial statements.


                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (In thousands except per share amounts)(Unaudited)

                                                                     2001        2000
                                                                   --------    --------

Revenues                                                           $ 15,331    $ 13,090

      Costs and Expenses                                             10,029       5,501
      Selling, general and administrative expenses                    4,836       2,744
                                                                   --------    --------

      Income (loss) from operations                                     466       4,845

      Interest expense                                                1,637       1,319
                                                                   --------    --------

      Income (loss) before provision (benefit) for income taxes      (1,171)      3,526

           Income tax provision (benefit)                              (445)      1,340
                                                                   --------    --------

      Net (loss) income from continuing operations before
           cumulative effect of change in accounting principle         (726)      2,186

           Net earnings (loss) from discontinued operations, net
             of tax (including estimated loss on disposal of
             $3,541)                                                (12,625)        594

           Cumulative effect of change in accounting
             principle                                                 (666)       --
                                                                   --------    --------

      Net (loss) Income                                            $(14,017)   $  2,780
                                                                   ========    ========

      Basic Net Income (loss) per share before cumulative
           effect of change in accounting principle                $  (0.07)   $   0.24
      Net (loss) earnings from discontinued operations                (1.30)       0.06
      Cumulative effect of change in accounting principle             (0.07)       --
                                                                   --------    --------
      Basic net income (loss) per share                            $  (1.44)       0.30
                                                                   ========    ========

      Diluted net income (loss) per share before cumulative
           effect of change in accounting principle                $  (0.07)   $   0.23
      Net (loss) earnings from discontinued operations                (1.30)       0.06
      Cumulative effect of change in accounting principle             (0.07)       --
                                                                   --------    --------
      Diluted net income (loss) per share                          $  (1.44)   $   0.29
                                                                   ========    ========

    The accompanying notes are an integral part of the financial statements.


                                   NESCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)
                                                                 2001        2000
                                                               --------    --------

Operating activities
      Net Income (loss)                                        $(14,017)   $  2,780
      Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
           Depreciation and amortization                            750         523
           Loss on disposal of property and equipment             1,865        --
           Change in accounting principle                           666        --
           Provision for loss on assets to be disposed            3,471        --
           Change in:
                 Accounts receivable                               --        (8,475)
                 Costs and estimated earnings in excess of
                      billings on uncompleted contracts           4,586      (5,022)
                 Materials and supplies                             840         (95)
                 Prepaid expenses                                   (90)       (142)
                 Accounts payable                                 1,182       3,699
                 Accrued liabilities                               (416)      2,160
                                                               --------    --------
Net cash used in operating activities                            (1,163)     (4,572)
                                                               --------    --------

Investing activities
      Business Acquisitions                                        --        (8,024)
      Purchases of property and equipment                          (527)     (1,162)
      Proceeds from disposal of property and equipment              405        --
      Other                                                        --          (357)
                                                               --------    --------
Net cash provided by (used in) investing activities                (122)     (9,543)
                                                               --------    --------

Financing activities:
      Proceeds from notes payable and long-term obligations        --        15,040
      Principal payments on notes and long term obligations        (535)     (1,555)
      Issuance of common stock                                    1,458         352
                                                               --------    --------
Net cash provided by financing activities                           923      13,837
                                                               --------    --------

Decrease in cash                                                   (362)       (278)

Cash, beginning of period                                           417         629
                                                               --------    --------

Cash, end of period                                            $     55    $    351
                                                               ========    ========


    The accompanying notes are an integral part of the financial statements.

                                   NESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying condensed financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the nine month periods ended
September 30, 2001 and 2000. Results of operations and cash flows are not necessarily indicative of the results which will be achieved for the full year.

2.       EARNINGS PER SHARE

         Options and warrants are antidilutive for the nine months ended September 30, 2001. The Company had assumed exercise of 79,459 warrants and 131,077 options at September 30, 2000. Weighted average shares outstanding are 9,724,862 and 9,259,188 at September 30, 2001 and 2000, respectively.

3.       SEGMENT INFORMATION

The Company's business segments have been grouped as follows:

                                 Nine Months Ended September 30
                                      Thousands of Dollars
                          --------------------------------------------
                                       Inter-
                                      Segment      Pre-Tax
                 Segment   Sales       Sales       Income      Assets
                 -------  --------------------------------------------

         2001
Environmental             $  9,615    $           $  3,884    $ 19,618
Miscellaneous                5,716         513         761       3,134
Corporate overhead                                  (5,816)      1,621
Discontinued operations                                          7,203
                          --------------------------------------------
                          $ 15,331    $    513    $ (1,171)   $ 31,576
                          ============================================

         2000
Environmental             $ 11,313    $           $  4,106    $ 14,017
Miscellaneous                1,777         367         378       3,423
Corporate overhead                                    (958)      1,675
Discontinued operations                                         26,940
                          --------------------------------------------
                          $ 13,090    $    367    $  3,526    $ 46,055
                          ============================================

4.       NEW ACCOUNTING STANDARDS -

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38,
"Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The
Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" in the third quarter of 2001. Prior quarter amounts have been reclassified to conform with the statement's provisions.

5.       PREPAID EXPENSES


         In 2000 and the first quarter 2001, the Company incurred costs of approximately $287,000 related to a prospective recapitalization or obtaining additional capital. These costs were included in previously issued financial statements as deferred expenses. The Company's management has determined that the probablility of obtaining additional capital as a result of these expenditures is remote; consequently they have been charged to expense in the third quarter.

6.       ACCOUNTS RECEIVABLE

         The Company has a significant portion of its accounts receivable which are older than 90 days or in which it has commenced legal action to collect. Some of the older accounts are receivables from governmental entities, collection periods can be from 9-12 months. The Company has evaluated the collectibilty of its accounts and determined that an allowance for uncollectible amounts of $1,360,000 is appropriate. An expense of $815,000 has been recorded in the third quarter for bad debt expense.

7.       INCOME TAXES

         During 2001, the Company recorded a tax benefit resulting from loss carry-back. The tax benefit recorded is equal to income taxes assessed for which the Company is allowed an income tax carry-back. Since any benefit from a loss carry-forward cannot be assured, the company has established a valuation allowance for the deferred tax asset related to the loss carry-forward.

         The tax benefit is summarized in the following table:

                                                         Nine Months Ended
                                                        September 30, 2001
                                                     ---------------------
Loss from continuing operations before                                $445
  change in accounting principle
Loss from discontinued operations                                    1,047
Change in accounting principle                                        --
                                                     ---------------------
                                                                    $1,492
                                                     =====================

8.       COMMITMENTS AND CONTINGENCIES -

         A lessee of a fueling facility constructed and leased by the Company has initiated a suit claiming adjustments of the facility costs and seeking exemplary damages aggregating $2,000,000. This action was commenced as the Company was preparing to bring an action against the lessee for breach of the lease and recovery of the facilities. Management believes the suit is without merit.

         In October 2001 the Company was sued by its former Chairman, Eddy Patterson, to collect the amounts due under the terms of his demand note in the amount of $550,000 which was dated August 1, 2001. The Company is negotiating with Mr. Patterson since it is presently unable to repay the loan. The action was filed in the District Court for Tulsa County, State of Oklahoma. The Company expects to file a counterclaim in the action against Mr. Patterson for amounts due to the Company in connection with the sale-leaseback transaction described below and for certain other claims.

         On October 6, 2001, a class action lawsuit was filed by Joseph P. McCaul, individually and on behalf of all others similarly situated, against the Company in the United States District Court for the Northern District of Oklahoma. Also joined in the action as defendants are three former officers of the Company, Eddy Patterson, James Howell and Larry Johnson. The action seeks to recover damages from the defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended, for alleged securities fraud based upon the Company's restatement of its financial statements for the calendar year 2000 and the first quarter of calendar year 2001. The Company has not yet been served in this action. The plaintiffs are allegedly persons who purchased shares of the Company's common stock between April 26, 2001 through August 16, 2001 and are seeking to recover the damages they have incurred.

9.       NOTES PAYABLE -

         On June 27, 2001, the Company entered into a fourth amendment to its credit agreement with its primary lender. The amendment provided that the interest rate applicable to the loan facility would be changed to equal the Prime Rate, plus three percent per annum; the working capital credit commitment will be subject to a borrowing base limitation equal to eighty-five percent of the eligible accounts; and an extension of the construction loan facility maturity date to August 10, 2001.

         On August 6, 2001, the Company's primary lender requested the Company move its credit facility to another lender by the end of the year. The bank cited the Company's lower than expected profitability and that the Company's type of business no longer was the type of business the bank wanted to keep in its loan portfolio. The Company is actively pursuing several other financing arrangements.

         On November 6, 2001 the Company and its primary lender entered into a forbearance agreement, where the bank has agreed not to forclose on its outstanding loans while the Company develops its restructuring plan. The forbearance agreement expires on November 15, 2001.

10.      CHANGE IN ACCOUNTING PRINCIPLES

         The Company enters into pay for performance (PFP) remediation contracts to clean up contaminated sites. Under these contracts, the state compensates the Company upon installation of the clean up equipment used on the site at the time it is placed in service, then additional payments are made when certain prespecified levels of cleanup have been achieved. In previous financial statements, the Company had capitalized and depreciated the cost of equipment placed on the site over its estimated useful life. Since (1)the equipment is the property of the state until the site is fully cleaned up, (2) the value of the equipment at completion, when it becomes the Company's property, is not estimated to be significant, and (3) the state compensates the Company when the equipment is installed, the Company believes that expensing the equipment cost at the time the initial revenue is recognized better reports the economics of the contract. Accordingly, the Company has recorded the cumulative effect of changing accounting principles in the amount of $666,000 net of tax in its September 30, 2001 financial statements.

11.      DISPOSAL OF A SEGMENT

         The Company has determined, based on the sustained losses incurred in site development, it is in the Company's best interests to exit this business segment. The Company is in the process of finishing projects and closing its construction offices in California, Florida, Pennsylvania, Indiana, and Texas. Upon completion of these projects, the Company does not plan to have any continuing involvement in the operations of this segment. The Company has incurred additional costs such as employee severance pay, lease cancellation costs, and other costs. These costs are estimated to be approximately $70,000 and have been accrued in the September 30, 2001 financial statements. Additionally, the Company has estimated that the value of its equipment related to site development operations will realize less than its net book value. Accordingly, an allowance of $1,071,000 has been recorded to reflect the estimated impairment.

         During 2000 and the first quarter of 2001, the Company constructed six convenience stores where the customer has defaulted on the leases or not closed on the purchase. The carrying cost of these stores has been transferred to Assets Held for Sale while the facilities are being marketed to other potential buyers. Based on appraisal information, the carrying value of these stores was reduced by $2,400,000 in the third quarter, 2001. In previous financial statements these stores were classified as Lease Contracts Receivable and Accounts Receivable. Assets held for sale also includes $525,000 representing the estimated realizable value of fixed assets relating to the Company's fueling installation business.

         Summarized results of operations and financial position data of discontinued operations were as follows:


Results of operations:                  Nine Months Ended September  30
----------------------                         2001        2000
                                             --------    --------
Net sales and operating revenue              $  8,808    $ 16,554
                                             ========    ========
Earnings from operations                      (10,262)      1,371
                                             ========    ========
Earnings before income taxes                  (10,129)      1,408
Provision (benefit) for income taxes           (1,047)        814
Restructuring charges                          (3,543)       --
                                             --------    --------
Net earnings (loss) from
  discontinued operations                    $(12,625)   $    594
                                             ========    ========

12.      ACQUISITIONS IN 2000 -

         On June 12, 2000, NESCO acquired all of the issued and outstanding shares of Hopkins Appraisal Services, Inc. The purchase price was $3,000,000. The definitive agreement provided for the payment to David E. Hopkins of 250,000 shares over a period of five years (to a maximum of 50,000 shares per year) subject to the attainment of certain performance objectives in the operation and management of Hopkins Appraisal Services, Inc. In anticipation of a possible award, 250,000 shares have been reserved. On April 20, 2001, 25,005 shares were awarded upon the attainment of performance objectives. Hopkins is a leader in the provision of appraisals on convenience stores and gasoline service stations. The client list includes a majority of major banks and major oil companies in the United States. In May 2001, all employees of Hopkins Appraisal Services resigned. Litigation commenced by the Company is presently being stayed pending settlement discussions. The Company is currently negotiating with David Hopkins to return to the Company.

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

         The operating results of these acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The table below reflects the unaudited pro forma combined results for the nine months ended September 30, of the Company, and the six purchase business combinations described above as if the acquisitions had taken place at the beginning of 2000:

                                                  2000
                                               (unaudited)
         Net sales                              $ 21,004
         Net income                                3,819
         Net income per share:
                   Basic                          $ 0.41
                   Diluted                        $ 0.40




13.      RESTATEMENT AND GOING CONCERN CONSIDERATIONS -

         On August 20, 2001, the Company's financial statements as of December 31, 2000 and for the year then ended were restated, as reported on Form 10-KSB/A filed on that date. The financial information included as of December 31, 2000 have been similarly restated as follows:

                               December 31, 2000
                               -----------------
                             Amended      Previously
                             Reported      Reported
                             --------     ----------
Revenues                     $36,954       $40,606

Net Income                   $   588       $ 2,847

Earnings per share           $   .06       $   .31


         For the year ended December 31, 2000, the Company was not in compliance with three debt covenants of its principal credit facility. These covenants related to minimum current ratio, minimum debt coverage service ratio, and the maximum leverage ratio. The lending institution waived the noncompliance, prior to the adjustments described above, as of December 31, 2000, and again at March 31, 2001. The Company continues to be out of compliance with these covenants and in August 2001, the lending institution informed the Company that it was requiring the Company to transfer its banking relationships to another institution. Accordingly, all amounts owed under notes to the financial institution have been classified as current in the accompanying financial statements. The Company is in the process of working with its primary lender through a forbearance agreement to restructure its operations.

         During 2000 and continuing in 2001, the Company's operating activities have not produced positive cash flow. During 2000, the Company relied on its primary credit facility and sale lease back of its office facilities to fund operations and investments. Lack of liquidity in 2001 has impeded the Company's ability to pay vendors and subcontractors when due, which affects operations in the ordinary course of business. As a result, in the near term, the Company's ability to continue as a going concern is dependent on the actions of the current lending institution and, in the longer term, it depends on its ability to restructure its operations and close its operations which are not profitable. The accompanying financial statements contain a provision for closing its site development business.

         At the August 16, 2001, Board of Directors meeting, the Company's Chairman and President resigned. Subsequent to that date, the employment of the Company's Secretary/Treasurer and Vice President of Operations was terminated.

         During the third quarter of 2001, the Company discovered additional invoices totaling approximately $644,000 which had been improperly recorded as revenue in prior periods. The amounts were adjusted in the current financial statements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other financial information relating to the Company.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000.

         Unless otherwise indicated, discussion of results for the three-month period ending September 30, 2001 is based on a comparison with the corresponding period in 2000.

         A summary of the Company's revenues by segment follows:

                           Three Months Ended     Difference    Percentage
                              September 30        Increase or   Increase or
                             2001        2000     (Decrease)    (Decrease)
                           ----------------------------------------------

         Environmental     $ 2,519     $ 3,304      $  (785)      (24)%
         Miscellaneous       1,179         491          688        140%
                           --------------------------------
                           $ 3,698     $ 3,795      $   (97)       (3)%
                           ================================

         Environmental revenues decreased due to completion of fewer pay for performance contracts, and the start of new projects has been delayed by the Company's limited capital resources. The increase in miscellaneous revenues is due to the inclusion of activity for Atlanta Petroleum Equipment Company in 2001, which was not acquired until after the end of the third quarter 2000.




         Cost and expenses increased 47%. The following cost items accounted for the majority of the increase as follows:

                                Three Months Ended     Difference    Percentage
                                   September 30        Increase or   Increase or
                                  2001        2000     (Decrease)    (Decrease)
                                ----------------------------------------------

         Direct Labor           $  899      $  584       $  315          54%
         Supplies & Materials    1,653         715          938         131%
         All others                446         739         (293)       (40)%
                                --------------------------------
                                $2,998      $2,038       $  960          47%
                                ================================

Direct labor costs increased 54% over the prior year primarily as a result of including Kentucky Environmental Network, Atlantic Petroleum Equipment Company and Trust Environmental Services in 2001 for a full quarter. Supplies and materials increased $938,000 or 131% primarily due to the inclusion of Atlanta
Petroleum Equipment Company in 2001 and inventory adjustments in the fueling service and Site Trac operations, including an allowance for obsolescence of $350,000.

         Selling, general and administrative expenses increased 46%. Several selling, general and administrative expense items had significant increases as follows:

                                 Three Months Ended    Difference    Percentage
                                   September 30        Increase or   Increase or
                                  2001        2000     (Decrease)    (Decrease)
                                ----------------------------------------------

         Salaries               $  581      $   483      $   98           20%
         Office rent               200          161          39           24%
         General insurance         171           57         114          200%
         Depreciation expense       97           27          70          259%
         Bad debt expense          439           34         405         1191%
         All other                 250          432        (182)        (42)%
                                --------------------------------
                                $1,738      $ 1,194      $  544          46%
                                ================================

         Salaries increased $98,000 or 20% due to the inclusion of Atlanta Petroleum Equipment Company for a full quarter in 2001. Salaries related to Environmental divisions declined slightly due to consolidation of some administrative activities. Office rent increased $39,000 or 24% due to the Company's decision in the 4th quarter of 2000 to sell and lease back three (3) of it's office locations. General insurance increased $114,000 or 200% due to the inclusion of Trust Environmental Services, Atlanta Petroleum Equipment Company and Kentucky Environmental Network for a full quarter in 2001 and higher costs of insurance, particularly workers comp and auto coverage in 2001. Depreciation expense increased due to the timing of the acquisitions made in 2000. The Company increased its provision for bad debt expense during the quarter based on an assessment of the collectibility of its outstanding receivables.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000.

         Unless otherwise indicated, discussion of results for the nine-month period ending September 30, 2001 is based on a comparison with the corresponding period in 2000.

         Revenue for the nine months increased 17%. A summary of the Company's revenues by segment follows:

                              Nine Months Ended    Difference   Percentage
                                September 30       Increase or  Increase or
                              2001        2000     (Decrease)   (Decrease)
                            ----------------------------------------------

         Environmental      $ 9,615     $11,313     $(1,698)       (15%)
         Miscellaneous        5,716       1,777       3,939       (222%)
                            -------------------------------
                            $15,331     $13,090     $ 2,241         17%
                            ===============================

         Environmental revenues decreased due to completion of fewer pay for performance contracts, and the start of new projects has been delayed by the Company's limited capital resources. The increase in miscellaneous revenues is due to the inclusion of activity for Atlanta Petroleum Equipment Company in 2001, which was not acquired until after the end of the third quarter 2000. Additionally, Miscellaneous revenues includes revenues from Hopkins Appraisal Services for the first four months of 2001, which was acquired August 31, 2000.

         Cost and expenses increased 82%. The following cost items accounted for the majority of the increase as follows:

                                   Nine Months Ended    Difference   Percentage
                                      September 30      Increase or  Increase or
                                    2001        2000    (Decrease)   (Decrease)
                                  ----------------------------------------------

         Direct Labor             $ 2,791     $ 1,817     $   974       54%
         Supplies and Materials     4,481       1,776       2,705      152%
         Travel Expense               297         180         117       65%
         Subcontractors             2,071       1,359         712       52%
         All Others                   389         369          20        5%
                                  -------------------------------
                                  $10,029     $ 5,501     $ 4,528       82%
                                  ===============================

         The Company had increased direct labor payroll due to the acquisitions made in 2000 and establishment of new offices. The Company acquired four companies in 2000 (Hopkins Appraisal Services, Inc., Trust Environmental
Services, Inc., Kentucky Environmental Network, Inc., and Atlanta Petroleum Equipment Company, Inc.). One of these companies was purchased in June 2000 and the remainder in the last half of 2000. Supplies and materials increased primarily due to the inclusion of Atlanta Petroleum Equipment Company in 2001 results.

         Selling, general and administrative expenses increased 76%. Several selling, general and administrative expense items had significant increases as follows:

                                 Nine Months Ended    Difference     Percentage
                                    September 30      Increase or    Increase or
                                   2001       2000    (Decrease)     (Decrease)
                                 -----------------------------------------------

         Salaries                $ 1,963    $ 1,132    $   831           73%
         Office rent                 799        359        440          123%
         General insurance           412        170        242          142%
         Depreciation expense        368         42        326          776%
         Bad debt expense            662         39        623         1597%
         All Other                   632       1002       (370)         (37)%
                                 -----------------------------
                                 $ 4,836    $ 2,744    $ 2,092           76%
                                 =============================

         Salaries increased $831,000 or 73% due to the inclusion of Atlanta Petroleum Equipment Company for a full year in 2001. Salaries related to Environmental divisions declined slightly due to consolidation of some administrative activities. Office rent increased $440,000 or 123% due to the Company's decision in the 4th quarter of 2000 to sell and lease back three (3) of it's office locations. General insurance increased $242,000 or 142% due to the inclusion of Trust Environmental Services, Atlanta Petroleum Equipment Company and Kentucky Environmental Network for a full year in 2001 and higher costs of insurance renewal at June 30, particularly workers comp and auto coverage in 2001. Depreciation expense increased primarily due to the timing of acquisitions made in 2000. The Company increased its provision for bad debt expense during the second and third quarters based on an assessment of the collectibility of its outstanding receivables.

Changes in Capital Resources and Liquidity

         The Company issued 730,000 shares of common stock at $2.00 per share in accordance with a Private Placement Memorandum dated May 14, 2001. Additionally, for every two shares of common stock purchased, purchasers received one warrant to purchase one share of common stock at a price of $2.00 per share. The warrants expired August 31, 2001. None of the options were exercised before August 31, 2001.

         The Company borrowed $300,000 from E. R. Foraker, a director of NESCO, under two transactions dated April 30 and May 22, 2001. The interest rate is 10% per annum with a maturity date of July 22, 2001. The loan was converted to a demand note on August 1, 2001 at an interest rate of 10% per annum. The funds were used to pay past due accounts payable.

         The Company borrowed $400,000 from Eddy Patterson, Chairman and CEO of NESCO, on June 4, 2001. The interest rate is 10% per annum with a maturity date is August 3, 2001. An additional $150,000 was advanced on August 1, 2001, and the $550,000 note was converted to a demand note at an interest rate of 10% per annum. The funds were used to pay past due accounts payable. Mr. Patterson has commenced litigation in an effort to collect the amounts due under the note.

         On June 27, 2001, the Company entered into a fourth amendment to credit agreement with its primary lender. The amendment provided that the interest rate applicable to the loan facility would be changed to equal the Prime Rate, plus three percent per annum; the working capital credit commitment will be subject to a borrowing base limitation equal to eighty-five percent of the eligible accounts; and an extension of the construction loan facility maturity date to August 10, 2001.

         On August 6, 2001, the primary lender requested the Company move its credit facility to another lender by the end of the year. The bank cited the Company's lower than expected profitability and that the Company's type of business no longer was the type of business the bank wanted to keep in its loan portfolio. The Company is actively pursuing several other financing arrangements.

         The Company is currently experiencing significant liquidity problems and is considering various strategies in an effort to address its financial obligations which are past due and to meet other working capital requirements. Options which may be available to the Company include, among other things, an out of court restructuring of debts or a formal court supervised reorganization proceeding.

         In October, the Company, in cooperation with its primary lender, employed DR Payne & Associates, a financial turnarournd specialist group, to assist in defining and implementing the strategies necessary for the Company to address its liquidity issues. On November 6, 2001, the Company entered into a forbearance agreement with its primary lender under which the bank will forbear from demanding repayment or foreclosing on its notes during the term of the agreement. The forbearance agreement expires on November 15, 2001.

         The Company is in the process of closing its site development offices due to the lack of profitability of these divisions. As a part of the process, the Company will incur expenses for severance pay and to terminate building and equipment leases.


Forward Looking Statements

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected or future business opportunities, expansions and diversification; contract completions, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, the Company being able to deal effectively with its current liquidity difficulties, changes in governmental regulations, the Company's ability to effectively and efficiently absorb its newly acquired businesses and assets and any additional businesses and/or assets it may acquire in the near future, general economic conditions and conditions affecting the industries which utilize the Company"s services and products, the availability of experienced personnel, raw materials and equipment and the Company"s ability to comply with its obligations under its existing contracts and to obtain new contracts. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

                                     PART II

                                OTHER INFORMATION
Item 1.  Legal Proceedings

         Two legal proceedings were reported in the Form 10-Q for the first quarter of 2001.

         In October 2001 the Company was sued by its former Chairman, Eddy Patterson, to collect the amounts due under the terms of his demand note in the amount of $550,000 which was dated August 1, 2001. The Company is negotiating with Mr. Patterson since it is presently unable to repay the loan. The action was filed in the District Court for Tulsa County, State of Oklahoma. The Company expects to file a counterclaim in the action against Mr. Patterson for amounts due to the Company in connection with the sale-leaseback transaction described below and for certain other claims.

         As previously reported, the Company entered into a sale-leaseback transaction with Mr. Patterson in November 2000 with respect to a office building in Oklahoma City that it is occupying currently. At the time of the sale, the building was only partially completed and only a portion of the total purchase price was paid by Mr. Patterson. Under the arrangement, the Company was to complete the construction of the building and Mr. Patterson would then pay the balance of the purchase price. The parties entered into a lease which requires monthly lease payments of approximately $11,800. Several of the subcontractors have asserted liens for payment of amounts due them, and in some cases have brought lawsuits or other proceedings in Oklahoma County to enforce the liens or the Company's payment obligations to them. The Company has not been paid by Mr. Patterson for the final amount due under the sale contract. The Company has also not paid the rent due under the terms of the lease with Mr. Patterson since August of 2001.

         On October 6, 2001, a class action lawsuit was filed by Joseph P. McCaul, individually and on behalf of all others similarly situated, against the Company in the United States District Court for the Northern District of Oklahoma. Also joined in the action as defendants are three former officers of the Company, Eddy Patterson, James Howell and Larry Johnson. The action seeks to recover damages from the defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended, for alleged securities fraud based upon the Company's restatement of its financial statements for the calendar year 2000 and the first quarter of calendar year 2001. The Company has not yet been served in this action. The plaintiffs are allegedly persons who purchased shares of the Company's common stock between April 26, 2001 through August 16, 2001 and are seeking to recover the damages they have incurred.


Item 3. Defaults Upon Senior Securities

         As of November 1, 2001, the Company was not in compliance with four debt covenants of its principal credit facility. These covenants related to minimum current ratio, minimum debt coverage service ratio, maximum leverage ratio and minimum borrowing base. The Company continues to be out of compliance with these covenants. On November 6, 2001, the Company and the lending institution entered a forbearance agreement which expires on November 15, 2001. The Company currently owes approximately $25,000,000, which includes $659,000 of accrued and unpaid interest. Accordingly, all amounts owed under notes to the financial institution have been classified as current in the accompanying financial statements.



Item 5.  Other Information -

         On August 16, 2001 the Company's Chairman of the Board and President resigned from the Company. The Company also announced that it was restating its December 31, 2000 and March 31, 2001 financial statements due to revenues and accounts receivable in the amount of $3.65 million being recorded which had not been earned. Subsequent to that date, the Company terminated the employment of its Vice President, Secretary / Treasurer, Larry Johnson, and Vice President - Operations, Charles Nance.

         Subsequent to the resignation of the Chairman and President, the Board of Directors approved Robert W. Sumner as Chairman of the Board and Chief Executive Officer. Wes Hill was appointed as President of the Company. On October 9, 2001 the Board appointed Tom Franz as Secretary / Treasurer of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) The exhibits listed below are filed as part of this report

                  99.01    Copy  of  press  release  dated   November  12,  2001
                           announcing SEC inquiry and forbearance agreement

                  (b) During third quarter 2001, Nesco filed a Form 8-K on August 17, 2001 which reported significant events under Item 5 of the Form.








                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NESCO, Inc.

Date: November 14, 2001         BY:/s/ Thomas Franz
                                   ----------------------------------------
                                   Thomas Franz, Chief Financial Officer &
                                   Secretary-Treasuer

                                BY:/s/ Donald Towner
                                   ----------------------------------------
                                   Donald Towner, Controller